Form 10-Q
period 1999-09-30
FAMOUS INTERNET MALL INC
filed 1999-11-26
CIK 1090503

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 1999


                       Commission File Number:  001-15241


                         Famous Internet Mall, Inc.
        --------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


         Nevada                                  33-0786959
---------------------------                ----------------------
(State of other jurisdiction of       (IRS Employer Identification No.)
 incorporation or organization)


         11974 Avenida Consentido, San Diego, California   92128
       --------------------------------------------------------------
         (Address of principal executive offices including zip code)


                              (619) 675-4449
                        --------------------------
                        (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of September 30, 1999, the Registrant had 5,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__  No X

                           FAMOUS INTERNET MALL, INC.
                           --------------------------
                          (Formerly Mall of Fame, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                          Index to Financial Statements






Balance sheets, September 30, 1999 and
   December 31, 1998..............................................   F-1

Statements of operations, for the nine months
   ended September 30, 1999,
   February 5, 1998 (inception) through December 31, 1998 and
   February 5, 1998 (inception) through September 30, 1999.........   F-2

Statement of shareholders' equity, from February 5, 1998(inception)
   through September 30, 1999. ....................................   F-3

Statements of cash flows, for the nine months ended September 30,
1999, February 5, 1998 (inception) through December 31, 1998 and
   February 5, 1998 (inception) through September 30, 1999.........   F-4

Summary of significant accounting policies.........................   F-7

Notes to financial statements......................................   F-9

                           FAMOUS INTERNET MALL, INC.
                          (Formerly Mall of Fame, Inc.)
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                         September 30, December 31,
                                              1999       1998
                                              ----       ----

                                  ASSETS

CASH ..................................   $  1,621    $3,546
DUE FROM OFFICER (Note B) .............        918       918
OTHER RECEIVABLES .....................        405       395
FURNITURE AND EQUIPMENT, less accumulated
   depreciation of $10,346 and $6,375,
   respectively (Note D)                    14,936    18,907
                                          --------    ------


                                          $ 17,880   $ 23,766
                                          ========   ========


                 LIABILITIES AND SHAREHOLDERS' EQUITY LIABILITIES

  Accounts payable ....................   $   --      $  630
   Accrued payroll taxes ..............      3,336     1,836
                                          --------    --------
                      TOTAL LIABILITIES      3,336     2,466
                                          --------    --------

COMMITMENTS (Note H)..................         --        --


SHAREHOLDERS' EQUITY (Note F)
   Common stock, $.001 par value; 50,000,000
   shares authorized; 5,000,000 shares issued
   and outstanding                           5,000     5,000
   Additional paid-in capital .........     96,000    96,000
   Deficit accumulated during
   development stage.                      (86,456)  (79,700)
                                          --------   --------

             TOTAL SHAREHOLDERS' EQUITY     14,544    21,300
                                          --------   --------
                                          $ 17,880   $23,766
                                          ========  ========


         See accompanying summary of significant accounting policies and notes to the financial statements.

                              FAMOUS INTERNET MALL, INC.
                              --------------------------
                            (Formerly Mall of Fame, Inc.)
                            (A DEVELOPMENT STAGE COMPANY)

                                STATEMENTS OF OPERATIONS

                                               February 5,    February 5,
                                                  1998          1998
                                Nine Months     (Inception)   (Inception)
                                  Ended          Through        Through
                               September 30,    December 31, September 30,
                                   1999            1998          1999
                                   ----            ----          ----
OPERATING EXPENSES

Salaries and payroll taxes .   $      --      $    12,918    $  12,918
 Internet and web site development,
   related party (Note B) ....        --            6,500        6,500
    Internet and web site
    development ...........           --           20,000       20,000
    Consulting .............          --           20,000       20,000
    Legal and accounting ....       2,500          2,500         5,000
    Stock transfer fees .....         --           2,000         2,000
    Depreciation and
      amortization ...........      3,971          6,409        10,380
    Other .................           285          3,264         3,549
                              -----------    -----------    -----------
             OPERATING LOSS        (6,756)       (73,591)      (80,347)

NON-OPERATING INCOME (EXPENSES)
    Investment income .....          --               49            49
    Loss on sale of marketable
    securities (Note C) ...          --           (6,158)      (6,158)
                              -----------    -----------    -----------
NET LOSS BEFORE INCOME TAXES       (6,756)       (79,700)     (86,456)

INCOME TAXES (Note E) .........      --             --            --
                              -----------    -----------    -----------
                   NET LOSS   $    (6,756)   $   (79,700)   $(86,456)
                              ===========    ===========    ===========
Basic loss per common
   share ...........          $         *    $      (002)   $   (002)
                               ===========    ===========   ===========
Basic weighted average
   common shares outstanding .  5,000,000      4,818,182    4,882,353
                              ===========    ===========   ===========
Diluted loss per
   common share ...........   $         *    $      (002)   $    (002)
                              ===========    ===========   ===========
Diluted weighted average
   common shares outstanding .  5,000,000      4,818,182    4,882,353
                              ===========    ===========   ===========

 *  Less than $.01 per share


         See accompanying summary of significant accounting policies and notes to the financial statements.

                           FAMOUS INTERNET MALL, INC.
                           --------------------------
                         (Formerly Mall of Fame, Inc.)
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF SHAREHOLDER'S EQUITY

            February 5, 1998 (inception) through September 30, 1999


                                                   Accumulated
                                                   Deficit
                                      Additional   During the     Total
                  Common Stock         Paid-In     Development  Shareholders'
                  Shares    Par Value  Capital     Stage          Equity
                  ------    ---------  -------     -----

Balance, February 5, 1998
(inception) ..      --     $    --     $    --     $    --      $    --

February 6, 1998, sale of common
stock to officers ($.001/share)
(Note F)
              3,000,000       3,000         --          --         3,000

March 15, 1998, sale of common stock, pursuant to confidential offering memorandum, net of $2,000 in offering costs ($.001/share) (Note F)

              2,000,000       2,000      96,000        --         98,000

Net loss for the period ended December 31, 1998

                   --          --          --       (79,700)     (79,700)
              ---------   ---------   ---------   ---------    ---------

BALANCE, DECEMBER 31, 1998
              5,000,000       5,000      96,000     (79,700)      21,300

Net loss for the nine months ended September 30, 1999
                   --          --          --        (6,756)     (6,756)
              ---------   ---------   ---------   ---------    ---------

BALANCE, September 30, 1999
             5,000,000   $   5,000   $  96,000   $ (86,456)     $14,544
             =========   =========   =========   =========     =========

         See accompanying summary of significant accounting policies and notes to the financial statements.

                                        FAMOUS INTERNET MALL, INC.
                                        --------------------------
                                      (Formerly Mall of Fame, Inc.)
                                      (A DEVELOPMENT STAGE COMPANY)

                                         STATEMENTS OF CASH FLOWS

                                                     February 5,  February 5,
                                                        1998         1998
                                       Nine Months   (Inception)  (Inception)
                                          Ended        Through      Through
                                       September 30,  December 31, Sept. 30,
                                            1999         1998         1999
                                            ----         ----         ----
OPERATING ACTIVITIES

    Net loss .......................   $  (6,756)   $ (79,700)   $ (86,456)

    Transactions not requiring cash:
      Depreciation .................       3,971        6,375       10,346
      Loss on sale of marketable
      securities (Note C) ..                --          6,158        6,158

    Changes in current assets and
    current liabilities:
      Due from officer and other
      receivables ..............            (10)      (1,313)      (1,323)
      Accounts payable and
      accrued expenses .........            870        2,466        3,336
                                      ---------    ---------      ---------

               NET CASH (USED IN)
               OPERATING ACTIVITIES      (1,925)     (66,014)     (67,939)
                                      ---------    ---------      ---------

INVESTING ACTIVITIES
    Purchase of equipment .........        --        (25,282)    (25,282)
    Purchases of marketable
    securities (Note C) ...........        --        (14,797)    (14,797)
    Proceeds from sale of
    marketable securities (Note C) .       --          8,639       8,639
                                      ---------    ---------    ---------

               NET CASH (USED IN)
               INVESTING ACTIVITIES        --        (31,440)    (31,440)
                                      ---------    ---------    ---------

FINANCING ACTIVITIES
   Proceeds from issuance of
   common stock ...................        --        103,000    103,000
    Payments for offering costs ..         --         (2,000)    (2,000)
                                      ---------    ---------    ---------

               NET CASH PROVIDED BY
               FINANCING ACTIVITIES        --        101,000    101,000
                                      ---------    ---------    ---------

                 NET CHANGE IN CASH      (1,925)       3,546      1,621
Cash, beginning of period .........       3,546         --         --
                                      ---------    ---------    ---------
                CASH, END OF PERIOD   $   1,621    $   3,546    $ 1,621
                                      =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest ...................   $    --      $    --      $   --
                                      =========    =========   =========
    Income taxes ...............      $    --      $    --      $   --
                                      =========    =========   =========

   See accompanying summary of significant accounting policies and notes to the financial statements.

                           FAMOUS INTERNET MALL, INC.
                           --------------------------
                          (Formerly Mall of Fame, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

Famous Internet Mall, Inc. (the "Company") is in the development stage in accordance with Statement of Financial Accounting
Standard (SFAS) No. 7.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Marketable securities

Marketable securities consist of various equity securities and are stated at current market value. All equity securities are considered "trading" securities under the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, realized and unrealized gains and losses on equity securities are reflected in the accompanying statements of operations.

Equipment and depreciation

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to income as incurred. Additions and improvements are capitalized. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported in the current year's revenue or expense. Depreciation expense is calculated by the straight-line method over the estimated useful lives of the assets, which are five years for furniture and three years for equipment.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

                           FAMOUS INTERNET MALL, INC.
                           --------------------------
                          (Formerly Mall of Fame, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Internet and web site development

The Company expenses all internal and external costs incurred to develop internal-use computer software. As a development stage company, management has determined that the web site is not expected to provide substantive service potential to the Company.

Earnings/(loss) per share

The Company reports earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes the impact of common stock equivalents. Diluted earnings per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the period presented and, therefore, there is no variance between the basic and diluted earnings per share.

Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation
methodologies,   the  fair  value  of  its   financial
instruments approximates carrying value. The carrying amounts of cash, receivables, accounts payable, and other current liabilities approximate fair value due to the short-term maturity of the instruments.

New accounting pronouncements

The Company has adopted the following new accounting pronouncements for the year ended December 31, 1998. There was no effect on the financial statements presented from the adoption of the new pronouncements. SFAS No. 130, "Reporting Comprehensive Income," requires the reporting and display of total comprehensive income and its components in a full set of general-purpose financial statements.

The Company did not have comprehensive income for the periods presented; therefore, comprehensive income and net income are equal. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is based on the "management" approach for reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about the Company's products, the geographic areas in which it earns revenue and holds long-lived assets, and its major customers. SFAS 131 is not applicable, as the Company had no revenue-producing operations for the periods presented. SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which requires additional disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of those plans.

                           FAMOUS INTERNET MALL, INC.
                           --------------------------
                          (Formerly Mall of Fame, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

Note A: Background
------------------

Famous Internet Mall, Inc. (the "Company") was incorporated under the laws of Nevada on February 5, 1998. The principal activities since inception have been organizational matters and the sale and issuance of shares of its $.001 par value common stock. The Company was formed to create and design a fully functional, interactive internet web site which will allow the public to access an internet shopping mall to market and sell the products and/or services of celebrities.

On September 15, 1998, the Company changed its name from Mall of Fame, Inc. to Famous Internet Mall, Inc.

Note B: Related party transactions
----------------------------------

As of September 30, 1999 and December 31, 1998, an officer owed the Company $918 for payroll taxes not withheld from his salary. The $918 is included in the accompanying financial statements as due from officer.

During the period from February 5, 1998  (inception)  through
December 31, 1998, the Company paid an officer $6,500 for internet and web-site development. The $6,500 is included in the accompanying financial statements as internet and web-site development, related party.

Note C: Marketable securities
-----------------------------

During the period from February 5, 1998 (inception) through December 31, 1998, the Company purchased $14,797 in marketable securities. The Company sold all of the securities prior to December 31, 1998 for $8,639; resulting in a $6,158 realized loss on the sale of marketable securities. The Company held no marketable securities at September 30, 1999 and December 31, 1998. The Company conducted no marketable securities transactions during the nine months ended September 30, 1999.

Note D: Furniture and Equipment
-------------------------------

Furniture and equipment consisted of the following at September
30, 1999 and December 31, 1998:

                                     September 30,      December 31,
                                          1999            1998
                                          ----            ----

Furniture .......................        $ 21,640       $ 21,640
Equipment .......................           3,642          3,642
                                         --------       --------
                                           25,282         25,282
Less: accumulated depreciation .......... (10,346)        (6,375)
                                         --------       --------
                                         $ 14,936       $ 18,907
                                         ========       ========

Depreciation expense for the nine months ended September 30, 1999 and from February 5, 1998 (inception) through December 31, 1998 was $3,971 and $6,375, respectively.

                           FAMOUS INTERNET MALL, INC.
                           --------------------------
                          (Formerly Mall of Fame, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

Note E: Income taxes
---------------------

A reconciliation of the U.S statutory federal income tax rate to the effective rate is as follows:

                                        September 30,   December 31,
                                            1999        1998
                                            ----        ----

U.S. federal statutory graduated rate ......15.00%      15.00%
State income tax rate, net of federal
   benefit ....                              7.00%       7.00%
Net operating loss for which no tax benefit
   is currently available ...........      -22.00%     -22.00%
                                          -------     -------
                                             0.00%       0.00%
                                          =======     =======

At September 30, 1999, deferred taxes consisted of a net tax asset of $21,730 due to operating loss carryforwards of $86,456, which was fully allowed for in the valuation allowance of $21,730. The valuation allowance offsets the net deferred asset for which there is no assurance of recovery. The change in the valuation allowance for the nine months ended September 30, 1999 and from February 5, 1998 (inception) through December 31, 1998 was $1,521 and $20,209, respectively. Net operating loss carryforwards will expire in 2019.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Note F: Common stock sales
--------------------------

On February 6, 1998, the Company sold 3,000,000 shares of common stock to officers for cash totaling $3,000. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended (the "Act").

On March 15, 1998, the Company  offered for sale  2,000,000
shares of its $.001 par value common stock for $.05 per share pursuant to Rule 504 of Regulation D of the Act. The Company sold 2,000,000 shares for net proceeds of $98,000 after deducting offering costs of $2,000.

Note G: Concentrations

From February 5, 1998 (inception) through December 31, 1998, the Company incurred $20,000 in consulting expenses and $26,500 for the development of an internet web site to two vendors and an officer (see Note B). The $46,500 made up 58.3 percent and 53.8 percent of the Company's expenses for the periods from February 5, 1998 (inception) through December 31, 1998 and from February 5, 1998 (inception) through September 30, 1999, respectively.

                           FAMOUS INTERNET MALL, INC.
                           --------------------------
                          (Formerly Mall of Fame, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

Note H: Commitments
-------------------
In accordance with its Confidential Offering Memorandum, the Company is committed to use the proceeds from the offering for the following: computer and office equipment ($25,000); consulting fees ($20,000); web site development ($20,000); officer salaries ($12,000); accounting and legal fees ($10,000), and; working capital and miscellaneous expenses ($13,000).

As of September 30, 1999,  the  remaining  commitments  for these
categories  are as follows:   accounting  and  legal  fees
($5,000),   and;  working  capital  and miscellaneous expenses
($8,544).

Note I: Going concern

As of September 30, 1999, the Company has recurring operating losses and a limited supply of cash, which raises substantial doubt about its ability to continue as a going concern.

From February 5, 1998 (inception) through September 30, 1999, the Company raised initial working capital through a public offering of its common stock, which is expected to permit the Company to continue its start-up operations through October 31, 1999. The Company anticipates conducting debt financings or additional common stock offerings, which are not yet beyond the planning stages, to fund its proposed operations. The Company is largely dependent upon the proceeds anticipated to be received from proposed future debt financings or common stock offerings to carry out its proposed operations. There is no assurance that the Company will be successful in its efforts to raise the proceeds needed to commence its proposed operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note J: Year 2000 compliance

The Year 2000 issue (Y2K) is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer and telecommunications programs that have date sensitive software may recognize a date using "00" as the year 1900 instead of 2000.
This could result in system failure or miscalculations causing disruptions in operations, including the ability to process transactions, send invoices, or engage in similar normal business activities.

The Company cannot determine the extent to which the Company is vulnerable to third parties' failure to remediate their own Y2K problems. As a result, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would have a material adverse affect on the Company. In view of the foregoing, there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's business.

                                   SIGNATURES

The issuer has duly caused this offering statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California on November 24, 1999.


                                    FAMOUS INTERNET MALL, INC.



                                   /s/ Christopher Q. Lucidi
                                   Christopher Q. Lucidi,
                                   Vice-President and Secretary