Form 10KSB
period 1999-12-30
FAMOUS INTERNET MALL INC
filed 2000-04-28
CIK 1090503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

(Mark One)
[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 001-15241

                             YELLOWBUBBLE.COM, INC.
             (Exact name of registrant as specified in its charter)

                  Nevada                                  33-0786959
         (State or other jurisdiction                   (IRS employer
       of incorporation or organization)             Identification No.)


                                 118 Piccadilly
                             Mayfair, London W1V 9FJ
                                     England
                    (Address of principal executive offices)

                               011-44-20-7569-6782
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class:         Name of Each Exchange on Which Registered
                 None                                 None


           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x        No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  none

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $48,903,563 as of April 20, 2000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of April 12, 2000: 13,365,600 shares of common stock, par value $.001 per share.

                                     PART I

Item 1.  Description of Business

Forward-looking Statements

         This Annual Report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used.

         Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

Description of Business

         YellowBubble.com, Inc., a Nevada corporation (the "Company"), is a development stage company. The Company was incorporated in Nevada on February 5, 1998, under the name "Mall of Fame, Inc." and changed its name on September 15, 1998 to "Famous Internet Mall, Inc." The Company was formed for the purpose of creating and designing an interactive web site that would allow the public access to an Internet shopping mall to market and sell the products and/or services of celebrities.

          On February 6, 1998, the Company sold 3,000,000 shares of its common stock, par value $.001 (the "Common Stock"), to a then officer and director, Christopher Lucidi, for an aggregate of $3,000, and commenced an offering of up to 2,000,000 shares of Common Stock at a price of $0.05 per share, pursuant to Rule 504 promulgated under the Securities Act of 1933. The offering was completed in March 1998, at which time the Company sold 2,000,000 shares of Common Stock for an aggregate of $100,000 (realizing net proceeds of $98,000 after deducting expenses of the offering).

          Following the offering and throughout 1999, the Company concentrated its efforts on the creation of its web site, http:/www.themalloffame.com, which became operational during 1999. However, the Company has not transacted any business through its web site and has not otherwise generated any revenues since formation.

          In November 1999, the Company's Board of Directors declared a stock dividend of 1.5 shares of Common Stock for each issued and outstanding share of Common Stock. Unless otherwise indicated, all share and per share data set forth below gives effect to such stock dividend.

         On December 10, 1999, Christopher Lucidi sold 7,400,000 shares of Common Stock (representing approximately 60% of the total then issued and outstanding) to John Meyer for an aggregate of $2,960. In connection with such sale, Mr. Lucidi and the then other officer and director of the Company resigned and Mr. Meyer was elected the sole director and officer of the Company. As a result, Mr. Meyer became the controlling shareholder of the Company.

                  After reviewing the Company's business plan and the capital required to implement such plan, Mr. Meyer concluded that the Company should consider all of its strategic alternatives, including the possible acquisition of a new business. Negotiations were commenced to acquire all of the issued and outstanding capital stock of YellowBubble.com Holdings Limited, a company incorporated under the laws of England ("Holdings"). In anticipation of such acquisition, in late December of 1999 the sole director, Mr. Meyer, and shareholders of the Company approved a change in the Company's name to YellowBubble.com Inc., which change of name, because of a technical defect, did not become effective until February 28, 2000.

         On February 16, 2000, the Company entered into a Share Exchange Agreement (the "Agreement") with the five shareholders of Holdings: Narinder Dhillon; Gordon Barry McFadzean; David Henderson Scroggie; Prashant Naresh Patel, and The Continental Trust Company Limited (collectively, the "Holdings Shareholders"). Under the terms of the Agreement, the Holdings Shareholders agreed to transfer to the Company on the closing date all of their shares in Holdings in exchange for the issuance to them of an aggregate of 8,163,000 shares of Common Stock, which after giving effect to certain transactions contemplated thereunder would represent in the aggregate approximately 61.1% of the issued and outstanding shares of Common Stock on the closing date, subject to the prior fulfillment of certain terms and conditions. Included among such terms and conditions were the repurchase by the Company from existing shareholders of an aggregate of 7,400,000 shares of Common Stock at a price per share not to exceed $.0004 (the "Share Repurchase") and the execution of a subscription agreement with an investor providing for a three phase purchase of an aggregate of 342,000 shares of Common Stock at $14.625 per share provided certain milestones were achieved (the "Financing").

         The Company and the Holdings Shareholders completed the share exchange under the Agreement (the "Share Exchange") on March 2, 2000 (the "Closing Date"). As contemplated under the Agreement, on or before the Closing Date, the Company completed the Share Repurchase for an aggregate consideration of $740 ($.0001 per share) and the 7,400,000 shares repurchased were canceled. As also contemplated under the Agreement, on or before the Closing Date, the Company entered into a subscription agreement with an unrelated private investor (the "Purchaser"), pursuant to which the Purchaser agreed to effect the Financing as follows:

                  On the Closing Date, the Company issued to the Purchaser 102,600 shares of Common Stock for an aggregate consideration of $1,500,525 (the "Closing Financing"). The proceeds of this phase of the Financing had been deposited into escrow for the benefit of a creditor of Holdings in repayment of a $473,000 bridge loan pending completion of the Share Exchange. These funds have since been released from escrow to such creditor. The balance was released to the Company and will be used for working capital purposes.

                  On the Closing Date, Purchaser deposited into escrow an additional $1,500,525 in payment of the purchase of 102,600 shares of Common Stock (the "Second Phase"). These funds are to be released to the Company provided that YellowBubble.com Limited, a wholly owned operating subsidiary of Holdings ("YellowBubble"), reaches certain milestones (the "First Milestones") set forth in the Agreement on or before June 30, 2000 ( the "Milestone Date"). These milestones relate primarily to the registration of new members, implementation of YellowBubble's marketing plan, the recruitment of additional personnel and the engagement of professional consultants.

                  If the First Milestones are reached on or before the Milestone Date, simultaneous with the closing of the Second Phase the Purchaser is obligated to deposit in escrow a further $2,000,700 for the purchase of 136,800 shares of Common Stock by the Milestone Date (the "Third Phase") if YellowBubble reaches certain additional milestones relating primarily to the registration of additional new members, the implementation of YellowBubble's business plan and the commissioning of a consumer research program. No assurances can be given that the Company will satisfy any of the milestones by the Milestone Date and therefore that the Second Phase or the Third Phase of the Financing will be completed.

         In addition, pursuant to the Agreement, Narinder Dhillon, David Frank Henderson Scroggie and Prashant Naresh Patel were elected directors of the Company, John Meyer resigned as a director of the Company. Narider Dhillon was appointed the Company's Chief Executive Officer. David Frank Henderson Scroggie was appointed the Company's Executive Vice President, Chief Financial Officer and Secretary. Prashant Naresh Patel was appointed the Company's Marketing Director.

                  Holdings, through its wholly owned subsidiary, YellowBubble, is engaged in developing new forms of on-line shopping for the consumer by creating a membership organization. Its initial principal markets are expected to be located in Great Britain and Germany. By combining with Holdings, the Company's intends to take advantage of the electronic advertising opportunities presented by the Internet and the proliferation of technology enabling individuals and businesses to access the world wide web. The Company's strategy will be to enable consumers who access the Company's web site to share in advertising revenues and to pay lower prices for their merchandise and services as a result of collective and direct buying.

         Although the Company's web site relating to the purchase and sale of products and/or services of celebrities remains operational, the Company has no present intention of pursuing the further development of such web site. Instead, the Company intends to devote all of its efforts and resources to the development and expansion of Holding's business.

Item 2.  Properties

         During 1999, the Company's executive offices were located in approximately 300 square feet at 11974 Avenida Consentido, San Diego, California 92128. The lease was on a month-to month basis with an unrelated party and provided for a monthly payment of approximately $300. The Company terminated the lease in February 2000.

         Since February 2000, the Company has leased an executive office of approximately 500 square feet in London, England, from an unrelated party. The lease is for six months and expires in September 2000. The monthly lease payments are (pound)2,411. The Company contemplates relocating to more permanent offices upon expiration of the current lease.

Item 3.  Legal Proceedings

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Market Information

         Prior to November 1999, there was no public trading market for the Company's Common Stock. Since November 22, 1999, the Common Stock has been included for quotation on the OTC Bulletin Board under the symbol "FIMI", since January 4, 2000 under the symbol "YBBL" and since April 11, 2000 under the symbol "YBBLE".

         For the periods indicated, the high and low closing bid prices for the Company's Common Stock were as follows:

                                                            High           Low

         November  22, 1999 to December 31, 1999            $8.31         $2.98

         Quarter Ended March 31, 2000                      $22.00         $7.25

         April 1, 2000 to April 20, 2000                   $12.03         $7.00

         On April 20, 2000, the closing bid price per share of Common Stock was $8.00.

         There are no outstanding options or warrants to purchase, or securities convertible into, shares of Common Stock.

         The Company is not and has not proposed to publicly offer any shares of Common Stock.

         Holders of Record

         As of April 19, 2000, there were 15 holders of record of the Company's Common Stock, and the number of beneficial holders was approximately 50.

         Dividends

         The Company has never paid a cash dividend on its Common Stock nor does the Company anticipate paying cash dividends on its Common Stock in the near future. It is the present policy of the Company not to pay cash dividends on the Common Stock but to retain earnings, if any, to fund growth and expansion.

Item 6.  Management's Discussion and Analysis

         Overview

         The Company is in the development stage and was organized in February 1998. The Company has never generated any revenues.

         On March 2, 2000, the Company completed a share exchange with the five shareholders of YellowBubble.com Holdings Limited ("Holdings"), a company incorporated under the laws of England. Under the terms of the Share Exchange Agreement, the Holdings shareholders transferred to the Company all of their shares in consideration for the issuance to them of 8,163,000 shares of Common Stock, representing in the aggregate approximately 61.1% of the then issued and outstanding shares of Common Stock. In connection with this transaction, effective February 2000, the Company changed its name to YellowBubble.com., Inc.

         Holdings is engaged in developing new forms of on-line shopping for the consumer by creating a membership organization. Currently, the principal markets for its services are located in the United Kingdom and Germany.

         During the next 12 months, the Company intends to devote all of its resources to developing and expanding Holdings' business.

         Results of Operations

         The Company generated no revenues in 1999 or 1998. Operating expenses in 1999 were approximately $27,800 resulting, after giving effect to the write down of capital assets, in a net loss for 1999 in the amount of approximately $38,000. Operating expenses in 1998 were approximately $73,591, resulting, after giving effect to a loss of $6,158 on the sale of marketable securities, in a net loss for 1998 in the amount of approximately $79,700. The decrease in net loss was attributable to the decrease in operating expenses during 1999, primarily in salaries and web site development expenses. The Company expects operating losses to continue for the foreseeable future as it intends to significantly increase its operating expenses to implement its business plan.

         Liquidity and Capital Resources

         The Company financed its operations during 1999 through the remainder of the proceeds of an offering under Rule 504 that was completed in 1998.

         In connection with the share exchange completed in March 2000, the Company effected a three phase private placement of its Common Stock to an unaffiliated purchaser (the "Purchaser") that provided the Company initially with $1,500,525, of which approximately $473,000 was used for the repayment of a bridge loan. The balance of approximately $1,026,000 will be used for working capital purposes. The Company is expected to receive an additional $1,500,525 that was deposited into escrow by the Purchaser on the date of the closing of the share exchange. Such funds are to be released to the Company, provided that it achieves certain milestones by June 30, 2000. If the Company achieves certain additional milestones by June 30, 2000, it is expected to receive a further $2,000,700 in proceeds from the sale of shares to the Purchaser. Although the Company's auditors have issued a going concern qualification in their opinion with respect to the Company's financial statements for the fiscal year ended December 31, 1999, the Company expects to be able to fund its operations for the foreseeable future if it receives all of the funds in connection with the afore-mentioned private placement. If the Company fails to meet the milestones required under the terms of the private placement, it will have to find alternative sources of equity or debt financing. Any equity financing would be expected to result in dilution to the holders of the Company's Common Stock. Any debt financing obtained by the Company would be likely to include restrictive covenants limiting the Company's ability to obtain additional capital, whether through additional debt or equity financings, as well as restrictive covenants limiting the Company with respect to various operational and financial matters. There can be no assurance that the Company will be able to find such sources of financing on terms acceptable to the Company, if at all. If the Company is unable to find such additional financing, it may have to curtail its operations.

Item 7.  Financial Statements


       The following financial statements of the Company are included in Item 7.

       Balance Sheet at December 31, 1999 and December 31, 1998.

       Statements of Operations for the Years Ended December 31, 1999 and 1998 and for the period from inception to December 31, 1999.

       Statements of Cash Flows for the Years ended December 31, 1999 and 1998 and for the period from inception to December 31, 1999.

       Statements of Shareholders' Equity for the Years ended December 31, 1999 and 1998 and for the period from inception to December 31, 1999.

       Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Yellowbubble.com, Inc. (formerly Famous Internet Mall, Inc.)
(A Development Stage Company)


We have audited the balance sheet of Yellowbubble.com, Inc. (formerly Famous Internet Mall, Inc.) as at December 31, 1999 and the statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999, and for the period from incorporation on February 5, 1998 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yellowbubble.com, Inc. (formerly Famous Internet Mall, Inc.) as at December 31, 1999 and the results of its operations, changes in its stockholders' equity and its cash flows for the year ended December 31, 1999 and for the period from incorporation on February 5, 1998 through December 31, 1999, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring operating losses and a limited supply of cash, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The audited financial statements as at December 31, 1998 and for the period from incorporation on February 5, 1998 through December 31, 1998 were examined by other independent auditors who expressed an audit opinion without reservation on those statements in their audit report dated September 13, 1999.



                                                          Davidson & Company
Vancouver, Canada                                         Chartered Accountants

February 4, 2000

YELLOWBUBBLE.COM, INC.
(formerly Famous Internet Mall, Inc.)
(A Development Stage Company)
BALANCE SHEETS
AS AT DECEMBER 31

----------------------------------------------- ---------------- ---------------

                                                      1999            1998
----------------------------------------------- ---------------- ---------------
----------------------------------------------- ---------------- ---------------


ASSETS

Current
    Cash                                         $            -   $        3,546
    Accounts receivable                                       -            1,313
                                                 ---------------  --------------

                                                              -            4,859

Capital assets (Note 4)                                       -           18,907
                                                 ---------------  --------------

                                                 $            -   $       23,766
=============================================== ================ ===============
=============================================== ================ ===============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities     $        16,645  $        2,466
                                                 ---------------  --------------

Stockholders' equity Capital stock (Note 5)
       Authorized
              50,000,000  common shares with a par value of $0.001
       Issued and outstanding
          December 31, 1999 and 1998 -
           12,500,000 common shares                       12,500          12,500
    Additional paid-in capital                            88,500          88,500
    Deficit accumulated during the
          development stage                            (117,645)        (79,700)
                                                 ---------------  --------------

                                                        (16,645)          21,300
                                                ----------------  --------------

                                                 $            -   $       23,766
=============================================== ================ ===============


   The accompanying notes are an integral part of these financial statements.

YELLOWBUBBLE.COM, INC.
(formerly Famous Internet Mall, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------- ---------------- ---------------- ---------------

                                                                                 Cumulative
                                                                               Amounts From                      Period From
                                                                                February 5,                      February 5,
                                                                                       1998                             1998
                                                                            (Incorporation)                   (Incorporation)
                                                                                         to       Year Ended              to
                                                                               December 31,     December 31,    December 31,
                                                                                       1999             1999            1998
--------------------------------------------------------------------------- ---------------- ---------------- ---------------
--------------------------------------------------------------------------- ---------------- ---------------- ---------------



OPERATING EXPENSES
    Consulting                                                              $        20,000  $            -   $       20,000
    Amortization                                                                     13,397            6,988           6,409
    Bad debts                                                                         1,323            1,323              -
    General and administrative                                                        4,240              976           3,264
    Internet and website development                                                 27,726            1,226          26,500
    Professional fees                                                                19,000           16,500           2,500
    Salary and benefits                                                              12,918               -           12,918
    Shareholder information and transfer agent fees                                   2,809              809           2,000
                                                                            ---------------  ---------------  --------------

                                                                                   (101,413)         (27,822)        (73,591)
                                                                            ---------------  ---------------  --------------


OTHER ITEMS
    Interest and other income                                                         1,845            1,796              49
    Loss on sale of marketable securities                                            (6,158)              -           (6,158)
    Write-down of capital assets                                                    (11,919)         (11,919)             -
                                                                            ---------------  ---------------  -------------

                                                                                    (16,232)         (10,123)         (6,109)
                                                                            ---------------  ---------------  --------------


Loss for the period                                                         $      (117,645) $       (37,945) $      (79,700)
=========================================================================== ================ ================ ===============


Basic and diluted loss per common share (Note 3)                            $            -   $        (0.01)  $        (0.01)
=========================================================================== ================ ================ ===============
=========================================================================== ================ ================ ===============


Weighted average shares outstanding                                                               12,500,000      11,924,242
=========================================================================== ================ ================ ===============


   The accompanying notes are an integral part of these financial statements.

YELLOWBUBBLE.COM, INC.
(formerly Famous Internet Mall, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS


--------------------------------------------------------------------------- ---------------- ---------------- ----------------

                                                                                 Cumulative
                                                                               Amounts From                       Period From
                                                                                February 5,                       February 5,
                                                                                       1998                              1998
                                                                            (Incorporation)                   (Incorporation)
                                                                                         to       Year Ended               to
                                                                               December 31,     December 31,     December 31,
                                                                                       1999             1999             1998
--------------------------------------------------------------------------- ---------------- ---------------- ----------------
--------------------------------------------------------------------------- ---------------- ---------------- ----------------



CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                     $      (117,645) $      (37,945)  $       (79,700)
    Items not affecting cash:
       Amortization                                                                  13,397           6,988             6,409
       Loss on sale of marketable securities                                          6,124              -              6,124
       Write-down of capital assets                                                  11,919          11,919                -

    Net change in non-cash working capital items:
       (Increase) decrease in accounts receivable                                        -            1,313            (1,313)
       Increase in accounts payable and accrued liabilities                          16,645          14,179             2,466
                                                                            ---------------  --------------   ---------------

    Net cash used in operating activities                                           (69,560)         (3,546)          (66,014)
                                                                            ---------------  --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                                      (25,282)             -            (25,282)
    Purchase of marketable securities                                               (14,797)             -            (14,797)
    Proceeds from sale of marketable securities                                       8,639              -              8,639
                                                                            ---------------  --------------   ---------------

    Net cash used in investing activities                                           (31,440)             -            (31,440)
                                                                            ---------------  --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                          103,000              -            103,000
    Payments for offering costs                                                      (2,000)             -             (2,000)
                                                                            ---------------  --------------   ---------------

    Net cash provided by financing activities                                       101,000              -            101,000
                                                                            ---------------  --------------   ---------------

Increase (decrease) in cash position for the period                                      -           (3,546)            3,546

Cash position, beginning of period                                                       -            3,546                -
                                                                            ---------------  --------------   --------------

Cash position, end of period                                                $            -   $           -    $         3,546
=========================================================================== ================ ================ ================

Supplemental disclosure with respect to cash flows
    Cash paid for income taxes                                              $           -    $           -    $           -
    Cash paid for interest                                                              -                -                -
=========================================================================== ================ ================ ================

There were no non-cash transactions during the periods presented.



   The accompanying notes are an integral part of these financial statements.

YELLOWBUBBLE.COM, INC.
(formerly Famous Internet Mall, Inc.)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

==================================================== ============================ ============== ============== ==============

                                                                                                       Deficit
                                                                                                   Accumulated
                                                                                     Additional     During the          Total
                                                            Common Stock                Paid-in    Development  Stockholders'
                                                     ----------------------------
                                                     -------------- -------------
                                                            Shares        Amount        Capital          Stage         Equity
---------------------------------------------------- -------------- ------------- -------------- -------------- --------------
---------------------------------------------------- -------------- ------------- -------------- -------------- --------------

Balance, February 5, 1998 (incorporation)                       -   $         -   $          -   $          -   $          -

    Common stock issued for cash to officers             7,500,000         7,500         (4,500)            -           3,000

    Common stock issued for cash pursuant
       to an offering memorandum, net of
       $2,000 in offering costs                          5,000,000         5,000         93,000             -          98,000

    Loss for the period                                         -             -              -         (79,700)       (79,700)
                                                     -------------  ------------  -------------  -------------  -------------

Balance, December 31, 1998                              12,500,000        12,500         88,500        (79,700)        21,300

    Loss for the year                                           -             -              -         (37,945)       (37,945)
                                                     -------------  ------------  -------------  -------------  -------------

Balance, December 31, 1999                              12,500,000  $     12,500  $      88,500  $    (117,645) $     (16,645)
==================================================== ============== ============= ============== ============== ==============

   The accompanying notes are an integral part of these financial statements.

YELLOWBUBBLE.COM, INC.
(formerly Famous Internet Mall, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999


1.      ORGANIZATION OF THE COMPANY

        The Company was incorporated under the laws of Nevada on February 5, 1998 under the name of Mall of Fame, Inc. The principal activities since inception have been organizational matters and the sale and issuance of shares of its $0.001 par value common stock. The Company was formed to create and design a fully functional, interactive internet website which was to allow the public to access an internet shopping mall to market and sell the products and/or services of celebrities. The Company, in accordance with SFAS No. 7, is considered a development stage company.

        On September 15, 1998, the Company changed its name from Mall of Fame, Inc. to Famous Internet Mall, Inc.

        On December 31, 1999, the Company changed its name from Famous Internet Mall, Inc. to Yellowbubble.com, Inc. The name change is carried out in anticipation of the acquisition of an innovative, technology driven marketing company which is creating a global on-line community of members who are paid to surf the web.

        On November 22, 1999, the Company forward split its common stock 2.5:1, thus increasing the number of outstanding common shares from 5,000,000 shares to 12,500,000 shares.

2.      GOING CONCERN

        As of December 31, 1999, the Company has recurring operating losses and a limited supply of cash, which raises substantial doubt about its ability to continue as a going concern.

        From February 5, 1998 (inception) through December 31, 1999, the Company raised initial working capital through a public offering of its common stock, which was expected to permit the Company to continue its start-up operations through December 31, 1999. The Company anticipates conducting debt financing or additional common stock offerings, which are not yet beyond the planning stages, to fund its proposed operations. The Company is largely dependent upon the proceeds anticipated to be received from proposed future debt financings or common stock offerings to carry out its proposed operations. There is no assurance that the Company will be successful in its efforts to raise the proceeds needed to commence its proposed operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.      SIGNIFICANT ACCOUNTING POLICIES

        Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period.
        Actual results could differ from these estimates.

        Cash and cash equivalents

        The Company considers all investments with a maturity of three months or less to be cash equivalents.

YELLOWBUBBLE.COM, INC.
(formerly Famous Internet Mall, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999



3.      SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

        Capital assets

        Capital assets will be recorded at cost less accumulated depreciation. The cost of capital assets is depreciated over the estimated useful lives of the related assets. Amortization is computed by the straight-line method over the estimated useful lives of the assets, which are five years for furniture and three years for equipment, for financial reporting purposes. Amortization is computed on the Modified Accelerated Cost Recovery System ("MACRS") for income tax purposes.

        Earnings (loss) per share

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

        Income taxes

        Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

        Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        Accounting for derivative instruments and hedging activities

        In September  1998,  the  Financial  Accounting  Standards  Board issued
        Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

        Reporting on costs of start-up activities

        In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The Company's adoption of this statement during the period had no affect on its financial statements.

        Stock-based compensation

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

        Comprehensive income

        The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of December 31, 1999.

        Internet and web site development

        The Company expenses all internal and external costs incurred to develop the internal-use computer software. As a development stage company, management has determined that the web site is not expected to provide substantive service potential to the Company.

        Comparative figures

        Certain comparative figures have been reclassified to conform with the current year's presentation.

4.      CAPITAL ASSETS



        ====================================================== ============== =============== ==============================

                                                                                                      Net Book Value
                                                                                              ------------------------------
                                                                                              --------------- --------------
                                                                                 Amortization
                                                                         Cost     Accumulated            1999           1998
        ------------------------------------------------------ -------------- --------------- --------------- --------------
        ------------------------------------------------------ -------------- --------------- --------------- --------------

        Furniture and fixtures                                     $21,640     $   12,149      $    9,491     $    15,751
        Equipment and software                                       3,642          1,214           2,428           3,156
                                                                   -------         ------          ------          ------

                                                                   25,282         13,363          11,919           18,907
        Write-down of capital assets                              (25,282)       (13,363)        (11,919)             -
                                                                  --------       --------        --------          -------

                                                               $         -     $        -     $        -      $    18,907
        ====================================================== ============    ===========    ===========     ============



5.      CAPITAL STOCK

        Stock split

        On November 22, 1999, the Company implement a 2.5:1 forward stock split thus increasing the number of outstanding common shares from 5,000,000 to 12,500,000 shares. All reference to number of shares and per share amounts of common stock have been restated to reflect the stock split.

YELLOWBUBBLE.COM, INC.
(formerly Famous Internet Mall, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999


5.      CAPITAL STOCK (cont'd.....)

        Common stock sales

        On February 6, 1998, the Company sold 7,500,000 shares of its $0.001 common stock to officers for cash totaling $3,000. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended (the "Act').

        On March 15, 1998, the Company sold 5,000,000 shares of its $0.001 par value common stock for $0.02 per share pursuant to Rule 504 of Regulation D of the Act resulting in net proceeds of $98,000 after deducting offering costs of $2,000.

6.      UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

        The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may incorrectly recognize the year 2000 as some other date, resulting in errors. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000 and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

7.      RELATED PARTY TRANSACTION

        During the year ended December 31, 1999, the Company entered into the following related party transactions:

        a) paid a director $Nil (December 31, 1998 - $6,500) for internet and website development services.

        b) paid a director $Nil (December 31, 1998 - $12,918) for salaries and benefits.

        Included in accounts receivable is $Nil (December 31, 1998 - $918) due from a director for payroll taxes not withheld from his salary.

8.      INCOME TAXES

         A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

----------------------------------------------------------------------------------- ---------------- ----------------

                                                                                       December 31,     December 31,
                                                                                               1999             1998
----------------------------------------------------------------------------------- ---------------- ----------------
----------------------------------------------------------------------------------- ---------------- ----------------

U.S. federal statutory graduated rate                                                       15.00%           15.00%
State income tax rate, net of federal benefit                                                7.00%            7.00%
Net operating loss for which no tax benefit is currently available                         (22.00)%         (22.00)%
                                                                                      -------------    -------------

                                                                                             0.00%            0.00%
=================================================================================== ================ ================

YELLOWBUBBLE.COM, INC.
(formerly Famous Internet Mall, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999




8.      INCOME TAXES (cont'd.....)

        At December 31, 1999, deferred taxes consisted of a net tax asset of $29,411 due to operating loss carryforwards of $117,645, which was fully allowed for in the valuation allowance of $29,411. The valuation allowance offsets the net deferred asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 1998 and 1999 was $19,925 and $9,486, respectively. Net operating loss carryforwards will expire in 2020.

        The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is not longer impaired and the allowance is no longer required.

9.      SUBSEQUENT EVENTS

        The Company entered into the following transactions subsequent to December 31, 1999:

           On February 16, 2000, Yellowbubble.com, Inc. (the "Company") acquired all of the issued and outstanding common shares of Yellowbubble.com Holdings Limited ("Holdings"), a British corporation, in exchange for 8,163,000 newly issued voting common shares of the Company issued at a deemed price per share of US$1.00. Holdings is the sole legal and beneficial owner of Yellowbubble.com Limited ("Yellowbubble"), a British corporation, which is an innovative, technology driven marketing company involved in the business of creating a global on-line community of members who are paid to surf the web.

           On the closing date of March 2, 2000, the Company purchased from existing shareholders 7,400,000 voting common shares of the Company for US$0.0004 per share, and then returned those shares to treasury.

           On the closing date of March 2, 2000, the Company completed a financing to raise US$1,500,525 for working capital purposes by issuing 102,600 voting common shares of the Company at a price per share of US$14.625 after having met certain closing milestones pursuant to a subscription agreement.

           After the share cancellation and the issuance of new shares, the Company will have 13,365,000 issued and outstanding common shares.

           The Company is required to complete the following financing arrangements within 120 days after the closing date provided that Yellowbubble shall meet certain post-closing milestones pursuant to a subscription agreement:

           a) to raise US$1,500,525 for working capital purposes by issuing 102,600 voting common shares of the Company at a price per share of US$14.625 if Yellowbubble meets the First Post-Closing milestones.

           b) to raise US$2,000,700 for working capital purposes by issuing 136,800 voting common shares of the Company at a price per share of US$14.625 if Yellowbubble meets the Second Post-Closing milestones.

           As a result of the share exchange, control of the Company passed to the former shareholders of Holdings. This type of share exchange will be accounted for as a capital transaction accompanied by a recapitalization of Holdings.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The following table sets forth the name, age and position of each director and executive officer of the Company as of the date hereof.

NAME                             AGE   POSITION
John Meyer                       41    President
Narider Dhillon                  37    Chief Executive Officer and Director
David Frank Henderson Scroggie   65    Executive    Vice    President,     Chief
                                       Financial Officer, Secretary and Director
Prashant Naresh Patel            36    Marketing Director and Director

         John Meyer has been the Company's President since December 1999. Since May 1996, he has also been the President of Micro Management Inc., a consulting firm which provides financial, public relations and investor relations services for various private and public companies. From May 1994 until May 1996 Mr. Meyer was a marketing and sales consultant for Bonanza Management

         Narinder Dhillon is the Founder Director of YellowBubble.com Holdings Limited, the Company's wholly owned subsidiary, and the originator of its concept. He was elected a director and appointed the Chief Executive Officer of the Company in March 2000. From 1988 to 1996 he was National Marketing Director of National Safety Associates, Inc., a U.S. based environmental products organization.

         David Frank Henderson Scroggie has been the Company's Chief Financial Officer, Executive Vice President, Secretary and a director since March 2000. He is a founder of Holdings. He was a Director at Cambridge Corporate Management from 1995 to 1999. Prior thereto he was a consultant with Sanlam Insurance.

         Prashant Naresh Patel has been a director of the Company and its Marketing Director since March 2000. He is a founder of YellowBubble.com Holdings Limited. Since 1997 he has been Managing Director of a group of Professional Photographic Imaging businesses based in Soho and Royal Park in London. From 1988 to 1996 he was employed by National Safety Associates, Inc.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) reports filed.

         None of the requisite forms were filed in connection with the transfer of shares of Common Stock from Mr. Lucidi to Mr. Meyer for the fiscal year ended December 31, 1999

Item 10.  Executive Compensation


                      Annual Compensation                Long Term Compensation
                      -------------------                ----------------------
                                                            Other     Restricted
                                                            Annual       Stock    Options/    LTIP        All Other
Name                   Title    Year   Salary    Bonus   Compensation   Awarded   SARs(#)   payouts($)  Compensation
----                   -----    ----   ------    -----   ------------   -------   -------   ----------  ------------

Joseph G. Lucidi(1)    PRES.,   1998   $0         $0         $0           -0-       -0-        -0-           $0
                       COB      1999   $0         $0         $0           -0-       -0-        -0-           $0

John Meyer(2)          PRES.,   1999   $0         $0         $0           -0-       -0-        -0-           $0


--------------------
         (1)      Mr. Lucidi resigned as President on December 10, 1999.
         (2)      Mr. Meyer became President on December 10, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding beneficial ownership of Registrant's common stock as of the date of this report by all shareholders who own 5% or more of Registrant's common stock. Beneficial ownership has been determined for purposes herein in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 as amended, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days.

                                                      Number of          Percent
Name and Address of Beneficial Owner                  Shares Owned        Owned

Narider Dhillon(1)                                    4,081,500            30.5%
David Frank Henderson Scroggie                          612,225             4.6%

Gordon Barry McFadzean                                  816,300             6.1%

Prashant Naresh Patel                                   612,225             4.6%

John Meyer                                                 -0-

The Continental Trust                                 2,040,750            15.3%
    Company Limited(2)

All Executive Officers and Directors
as a Group (four persons).....................        5,305,950            39.7%
-----------------

(1) Does not include shares of Common Stock held by The Continental Trust Company Limited (the "Trust") as to which Mr. Dhillon may have a financial interest (at the discretion of the Trust's trustees) in the event of a sale of such shares which sale is at the sole discretion of the trustees of the Trust. Mr. Dhillon has no voting or dispositive power over said shares.

(2) Held for the benefit of a number of individuals at the discretion of the trustees of the Trust. Except as set forth in footnote 1 above, none of the beneficiaries of the Trust are affiliates of the Company,

Item 12.  Certain Relationships and Related Transactions

         None that are required to be disclosed herein.

                                     PART IV

Item 13.  Exhibits, List and Reports on Form 8-K

         (a)      Exhibits

Exhibit Number   Description of Exhibit
2.               Share   Exchange  Agreement  dated  February  16, 2000  between
                 Registrant,  Yellowbubble.com  Holdings Limited,  Gordon  Barry
                 McFadzean, Narinder Dhillon, Prashant Naresh Patel, David Frank
                 Henderson Scroggie,  The Continental  Trust Company Limited and
                 Yellowbubble.com Limited*

3.1              Certificate of Incorporation, as amended**

3.1a             Certificate of Amendment to Certificate of Incorporation
3.2              Registrant's By-laws**
27.1             Financial Data Schedule
-------------------
   * Incorporated by reference to Registrant's Current Report on Form 8-K filed on April 12, 2000
   ** Incorporated by reference to Registrant's Registration Statement on Form 10-SB

b)       Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     YELLOWBUBBLE.COM, INC.


                                                     By: /s/ Narider Dhillon
                                                        ------------------------
                                                         Narider Dhillon
                                                         Chief Executive Officer


Dated: April 25, 2000


Name                                       Title                      Date



/s/ Narider Dhillon                       Director                April 25, 2000
-----------------------------------
Narider Dhillon


/s/ Prashant Naresh Patel                 Director                April 25, 2000
-----------------------------------
Prashant Naresh Patel



/s/ David Frank Henderson Scroggie        Director                April 25, 2000
------------------------------------      Chief Financial
David Frank Henderson Scroggie            and Accounting Officer

                                 State of Nevada
                        Office of the Secretary of State
                               Carson City, Nevada

1.       Name of the Corporation: Famous Internet Mall, Inc.

2. The Articles have been amended as follows (provide article numbers, if available):

                  Article One (1):
                  The name of the Corporation is :
                  YellowBubble.com, Inc.

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power, or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provisions of the articles of incorporation have voted in favor of the amendment is: 9,000,000

4.       Signatures:


/s/ John Meyer                                      /s/ John Meyer
----------------------------                        ----------------------------
John Meyer                                          John Meyer
President or Vice President                         Secretary or Asst. Secretary