Form 10QSB
period 2000-03-31
FAMOUS INTERNET MALL INC
filed 2000-05-22
CIK 1090503

As Filed with the Securities and Exchange Commission on May 22, 2000
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------
                                   FORM 10-QSB

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                       Or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to __________


                        COMMISSION FILE NUMBER 001-15241


                             YELLOWBUBBLE.COM, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)


                                     NEVADA
         (State or Other Jurisdiction of Incorporation or Organization)

                                   33-0786959
                        (IRS Employer Identification No.)

                 118 Piccadilly, Mayfair, London, England W1V9FJ
                    (Address of Principal Executive Offices)

                               011-44-20-7569-6782
                 Issuer's Telephone Number. Including Area Code

         Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes ___ No  X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 18, 2000 the registrant had 13,365,600 shares of Common Stock outstanding.

                    YELLOW BUBBLE.COM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           FORM 10-Q - MARCH 31, 2000



                                      INDEX


PART I   FINANCIAL INFORMATION

       CONDENSED CONSOLIDATED BALANCE SHEETS
         March 31, 2000 and December 31, 1999 ..........................       1

       CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
         For the three months  ended March 31, 2000 and cumulative
           from September 2, 1999 ......................................       2

       CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH  FLOWS
         For the three  months ended March 31, 2000 and cumulative
           from September 2, 1999 ......................................       3

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ............   4 - 6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


PART II   OTHER INFORMATION

Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3     Defaults Upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

                     YELLOWBUBBLE.COM, INC. AND SUBSIDIARIES
                         (A Developmental Stage Company)

                           FORM 10-Q - MARCH 31, 2000

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              March 31,           December 31,
                                                                2000                  1999
                                                             (Unaudited)
 ASSETS

 Current assets
      Cash and cash equivalents                              $   921,154          $       18
      Prepaid expenses                                           136,681               1,901
                                                             -----------          ----------

             Total current assets                              1,057,835               1,919

 Property and equipment, net                                     141,874                   -

 Website development costs, net                                  330,389                   -
                                                             -----------          ----------

                                                             $ 1,530,098          $    1,919
                                                             ===========          ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
      Accounts payable and accrued expenses                  $   635,917          $  243,918
      Accrued wages                                               43,376                   -
      Current maturities of capitalized lease obligations         29,415                   -
      Due to Directors                                            10,324                   -
                                                             -----------          ----------

             Total current liabilities                           719,032             243,918
                                                             -----------          ----------
      Capitalized lease obligations, net of currrent
        maturities                                                58,830                   -
                                                             -----------          ----------

             Total liabilities                                   777,862             243,918
                                                             -----------          ----------
 Shareholders' equity (deficit)
      Common stock, $.001 par value; 50,000,000 shares
        authorized; 13,365,600 and 8,163,000 shares issued
        and outstanding                                           13,366               8,163
      Additional paid-in capital                               1,500,422                   -
      Accumulated deficit ($728,686 accumulated during the
        development stage)                                      (761,552)           (250,162)
                                                             -----------          ----------

             Total shareholders' equity (deficit)                752,236            (241,999)
                                                             -----------          ----------

                                                             $ 1,530,098          $    1,919
                                                             ===========          ==========

See notes to the accompanying condensed
consolidated financial statements.

                     YELLOWBUBBLE.COM, INC. AND SUBSIDIARIES
                         (A Developmental Stage Company)

                           FORM 10-Q - MARCH 31, 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three months        Cumulative from
                                                                ended March 31,       September 2,
                                                                     2000                 1999
                                                                     ----                 ----
 Revenue
      Interest income                                           $    1,967           $     1,985
                                                                ----------           -----------
 Costs and expenses

      Business development                                         154,162               216,829
      General and administrative                                   181,631               279,831
      Legal and professional fees                                  126,886               208,038
      Transfer taxes                                                25,973                25,973
                                                                ----------           -----------

                                                                   488,652               730,671
                                                                ----------           -----------

 Net loss                                                       $ (486,685)          $  (728,686)
                                                                ==========           ===========

 Basic and diluted net loss per share                           $    (0.05)
                                                                ==========

 Weighted average number of common shares outstanding            9,820,971
                                                                ==========


See notes to the accompanying condensed
consolidated financial statements.

                     YELLOWBUBBLE.COM, INC. AND SUBSIDIARIES
                         (A Developmental Stage Company)

                           FORM 10-Q - MARCH 31, 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                 Three months        Cumulative from
                                                                 ended March 31,       September 2,
                                                                     2000                1999
                                                                     -----               ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
     Net loss                                                    $  (486,685)        $  (728,686)

     Adjustments to reconcile net loss to
       net cash used in operating activities
         Depreciation and amortization                                29,472              29,472

     Changes in operating assets and liabilities
         Prepaid expenses                                           (134,780)           (136,681)
         Accounts payable and accrued expenses                       254,338             498,256
         Accrued wages                                                43,376              43,376
         Due to Directors                                             10,324              10,324
                                                                 -----------         -----------
            Net cash used in operating activities                   (283,955)           (283,939)
                                                                 -----------         -----------
Cash flows from investing activities
     Purchase of property and equipment                              (83,101)            (83,101)
     Website development costs paid                                 (212,333)           (212,333)
                                                                 -----------         -----------

            Net cash used in investing activities                   (295,434)           (295,434)
                                                                 -----------         -----------
Cash flows from financing activities
     Proceeds from sale of common stock                            1,500,525           1,500,527
                                                                 -----------         -----------

Net increase in cash and cash equivalents                            921,136             921,154

Cash and cash equivalents, beginning of period                            18                   -
                                                                 -----------         -----------
Cash and cash equivalents, end of period                         $   921,154         $   921,154
                                                                 ===========         ===========


See notes to the accompanying condensed
consolidated financial statements.

                     YELLOWBUBBLE.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1        The Company

         A        Organization

         Yellowbubble.com, Inc. (the "Company") was incorporated under the laws of Nevada on February 5, 1998 under the name of Mall of Fame, Inc. On September 15, 1998, the Company changed its name to Famous Internet Mall, Inc. and effective February 2000, to Yellowbubble.com Inc.

         B        Reverse acquisition

         On March 2, 2000, in accordance with the terms of a Share Exchange Agreement dated February 16, 2000 (the "Agreement"), the Company consummated a share exchange with the shareholders of Yellowbubble.com Holdings Limited ("Holdings"), a British corporation, whereby the shareholders of Holdings exchanged all of their shares in Holdings for 8,163,000 newly issued voting common shares of the Company's $0.001 par value common stock. In addition, in accordance with the Agreement, the Company purchased from existing shareholders 7,400,000 voting common shares of the Company and returned those shares to treasury. The issuance represented approximately 61.5% of the post-merger issued and outstanding common stock of the Company. For accounting purposes, this transaction has been treated as an acquisition of the Company by Holdings and as a re-capitalization of Holdings. The acquisition of the Company by Holdings has been recorded based on the fair value of the Company's net liabilities of approximately $20,000. The Company, prior to acquisition, was an inactive shell company. The historical financial statements prior to March 2, 2000 are those of Holdings and its wholly-owned subsidiary, Yellowbubble.com Limited ("Yellowbubble"), a British corporation. Since this transaction is in substance a recapitalization of Holdings and not a business combination, pro forma information is not presented. All costs associated with this transaction have been expensed.

         Under the Agreement, the Company was required to raise additional capital and on March 2, 2000, the Company entered into a subscription agreement with an investor ("Purchaser"). The Purchaser agreed to purchase a total of 342,000 shares of the Company's common stock at $14.625 per share as follows:

               On the Closing Date, the Company issued to Purchaser 102,600 shares of common stock raising a total of $1,500,525 (the "Closing Financing"). The proceeds of this private placement were deposited into escrow for the benefit of a creditor of Yellowbubble in repayment of a $473,000 bridge loan pending completion of the Share Exchange. These funds have since been released from escrow to such creditor. The balance has been released to the Company and will be used for working capital purposes.

               On the Closing Date, Purchaser deposited into escrow an additional amount of $1,500,525 in payment of the purchase of 102,600 shares of common stock. These funds are to be released to the Company provided that Yellowbubble reaches certain milestones (the "First Milestone") set forth in the Agreement on or before June 30, 2000 by the Milestone Date. These milestones relate primarily to the registration of new members, implementation of Yellowbubble's marketing plan, the recruitment of additional personnel and the engagement of professional consultants.

               If the First Milestones are reached on or before the Milestone Date, Purchaser will pay a further $2,000,700 for the issuance of 136,800 shares of common stock by the Milestone Date if Yellowbubble reaches certain additional milestones relating primarily to the registration of additional new members, the implementation of Yellowbubble's business plan and the commissioning of a consumer research program.

         C        Business

         Yellowbubble is engaged in developing new forms of on-line shopping for the consumer by creating a Membership Organization. Its initial principal markets for its services are expected to be located in the United Kingdom and Germany. The Company has not yet generated any revenue from operations and is considered to be in the development stage.

2        Significant accounting policies

         A        Interim financial information

         The condensed consolidated balance sheet as of March 31, 2000, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000 and cumulative from September 2, 1999, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1999 consolidated financial statements.

         B        Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Yellowbubble.com Holdings Limited and Yellowbubble.com Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

         C        Start-up and organization costs

                  The Company accounts for start-up costs in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), issued by the American Institute of Certified Public Accountants. SOP 98-5 requires the cost of start-up activities, including organization costs, to be expensed as incurred.

         D        Website development costs

         Costs incurred in the development of the core software for the Company's website infrastructure are capitalized in accordance with Statement of Position 98-1 "Accounting for the Costs of Software
         Developed or Obtained for Internal Use" and are amortized over the expected useful life of the developed software ranging from 1 - 3 years. Costs incurred in the development of content for the Company's website and maintenance are expensed as incurred.

         E        Estimates

         In preparing condensed consolidated financial statements, in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                  ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

Overview

         The Company is in the development stage and was organized in February 1998. The Company has never generated any revenues from operations.

         On March 2, 2000, the Company completed a share exchange with the five shareholders of YellowBubble.com Holdings Limited ("Holdings"), a company incorporated under the laws of England. Under the terms of the Share Exchange Agreement, the Holdings shareholders transferred to the Company all of their shares in consideration for the issuance to them of 8,163,000 shares of Common Stock, representing in the aggregate approximately 61.5% of the then issued and outstanding shares of Common Stock. In connection with this transaction, effective February 2000, the Company changed its name to YellowBubble.com., Inc.

         For accounting purposes, this transaction has been treated as an acquisition of the Company by Holdings and as a re-capitalization of Holdings. Therefore, the historical financial statements prior to March 2, 2000 are those of Holdings and its wholly-owned subsidiary, Yellowbubble.com Limited ("Yellowbubble"), a company incorporated under the laws of England.

         Holdings, through its wholly owned subsidiary, Yellowbubble, is engaged in developing new forms of on-line shopping for the consumer by creating a membership organization. Its initial principal markets are expected to be located in Great Britain and Germany. By combining with Holdings, the Company intends to take advantage of the electronic advertising opportunities presented by the Internet and the proliferation of technology enabling individuals and businesses to access the world wide web. The Company's strategy will be to enable consumers who access the Company's web site to share in advertising revenues and to pay lower prices for their merchandise and services as a result of collective and direct buying.

Results of Operations

         As a result of the reverse acquisition discussed above, for accounting purposes, the Company is deemed to have commenced operations on September 2, 1999. Therefore no comparison can be made between the three-month period ended March 31, 2000 (the "First quarter") and the corresponding quarter during the previous fiscal year.

         Revenues in the three-month period ended March 31, 2000 (the "First quarter") were approximately $1,967 and expenses were approximately $488,652 resulting in a net loss for the 2000 First Quarter of approximately $486,685. Expenses for the First Quarter consisted primarily of $181,631 in general and adminstrative expenses which includes salaries, and approximately $154,162 in website development costs. In addition, the Company spent approximately $126,886 in legal and professional fees in connection with the share exchange completed in March 2000 and fees associated with being a publicly traded company. For the period from September 1 through March 31, 2000 ("Period Since Inception") revenues were approximately $1,985 resulting in a cumulative loss for the Period Since Inception of approximately $728,686. To date, revenues have been derived exclusively from interest income. The Company expects operating losses to continue for the foreseeable future as it intends to significantly increase its operating expenses to implement its business plan.

Liquidity and Capital Resources

         As of March 31, 2000 the Company's principal sources of liquidity consisted of cash of $921,154 and prepaid expenses of $136,681.

         In connection with the share exchange completed in March 2000, the Company effected a three phase private placement of its Common Stock to an unaffiliated purchaser (the "Purchaser") that provided the Company initially with $1,500,525, of which approximately $473,000 was used for the repayment of a bridge loan. The balance of approximately $1,026,000 will be used for working capital purposes. The Company is expected to receive an additional $1,500,525 that was deposited into escrow by the Purchaser on the date of the closing of the share exchange. Such funds are to be released to the Company, provided that it achieves certain milestones by June 30, 2000. Purchaser has verbally indicated its agreement that these milestones have been reached and that the $1,500,525 will be released. If the Company achieves certain additional milestones by June 30, 2000, it is expected to receive a further $2,000,700 in proceeds from the sale of shares to the Purchaser. The Company believes that if it receives all of the funds in connection with the aforementioned private placement it will be able to fund its operations for the next twelve months. Nevertheless, if the growth of the Company exceeds its current projections, it may be required to raise additional equity or debt financing. In addition, if the Company does not receive all funds from the private placement, it will be required to raise additional equity or debt financing. Any equity financing would be expected to result in dilution to the holders of the Company's Common Stock. Any debt financing obtained by the Company would be likely to include restrictive covenants limiting the Company's ability to obtain additional capital, whether through additional debt or equity financings, as well as restrictive covenants limiting the Company with respect to various operational and financial matters. There can be no assurance that the Company will be able to find such sources of financing on terms acceptable to the Company, if at all. If the Company is unable to find such additional financing, it may have to curtail its operations.

Forward Looking Statements

         This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the Company's
management  as  well  as  estimates  and  assumptions   made  by  the  Company's
management.

         When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions as they relate to the Company or the Company's management identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, intended or planned.

                                     PART II
                                OTHER INFORMATION

         Item 1       Legal Proceedings

                      None

         Item 2       Changes in Securities

                      None

         Item 3       Defaults Upon Senior Securities

                      None

         Item 4       Submission of Matters to a Vote of Security Holders

                      None

         Item 5       Other Information

                      Davidson & Company ("Davidson") were previously the principal accountants for Registrant. Baker Tilly ("Baker") were previously the principal accountants for YellowBubble.com Holdings Limited, Registrant's wholly owned subsidiary ("Holdings"), prior to the completion of the business combination between Registrant and Holdings.

                      On  March  15,  2000,   the  engagement  of  Davidson  was
         terminated by Registrant's board of directors. On April 25, 2000, the engagement of Baker was terminated by Registrant's board of directors.

                      In connection with the audit by Davidson of Registrant for the fiscal year ended December 31, 1999 (and for the statements of operations, stockholders' equity and cash flows for the period of incorporation on February 5, 1998 through December 31, 1999), there were no disagreements with Davidson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused Davidson to make reference in connection with their opinion to the subject matter of the disagreement. Davidson has not issued any opinion with respect to the financial statements of Registrant for the fiscal year ended December 31, 1998.

                      Baker has not issued any opinions on Holdings' financial statements, and, therefore, there have been no adverse opinions, disclaimers of opinion, qualifications or modifications as to audit scope or accounting principles regarding any report of Baker on the Holdings' financial statements. There were no disagreements with Baker on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures leading to their termination.

                      None of the matters described in Item 304(a)(v) of Regulation S-B are applicable.

                      On April 27, 2000, Hays & Company was engaged to be Registrant's independent auditor. Hays & Company had not previously provided any services to Registrant or to Holdings.

         Item 6       Exhibits and Reports on Form 8-K
                      (a)      Exhibits

                               16.1  Letter from Davidson & Company
                               27.1  Financial Data Schedule
                      (b)      Reports on Form 8-K
                               None

                                   SIGNATURES

                      In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized



                                      YELLOWBUBBLE.COM, INC.



         Date May 22, 2000              By: /S/ David Frank Henderson Scroggie
                                            ------------------------------------
                                            David Frank Henderson Scroggie
                                            Chief Financial & Accounting Officer