Form 10QSB
period 2000-06-30
YELLOWBUBBLE COM INC
filed 2000-08-21
CIK 1090503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

                                       Or

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to _________

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

         104-106 The Chambers, Chelsea Harbour, London, England SW10 OXF
                    (Address of Principal Executive Offices)

                               011-44-20-7871-0000
                 Issuer's Telephone Number. Including Area Code

         Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _x_ No___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 17, 2000 the registrant had 13,637,937 shares of Common Stock outstanding.

                    YELLOW BUBBLE.COM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           FORM 10-QSB - JUNE 30, 2000


                                      INDEX


PART I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

       CONDENSED CONSOLIDATED BALANCE SHEETS
         June 30, 2000 (unaudited) and December 31, 1999 (audited).......      1

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and six months ended June 30, 2000
         and cumulative from September 2, 1999 (unaudited) ..............      2

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the six months ended June 30, 2000 and cumulative
           from September 2, 1999 (unaudited)............................      3

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............  4 - 6


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


PART II   OTHER INFORMATION

Item 1.    Legal Proceedings
Item 2.    Changes in Securities and Use of Proceeds
Item 3     Defaults Upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

                     YELLOWBUBBLE.COM, INC. AND SUBSIDIARIES
                         (A Developmental Stage Company)

                           FORM 10-QSB - JUNE 30, 2000


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,        December 31,
                                                                                    2000              1999
                                                                                 (Unaudited)
 ASSETS

 Current assets
      Cash and cash equivalents                                                    $   551,826         $       18
      VAT recoverable                                                                  207,940
      Prepaid expenses                                                                 219,773              1,901
                                                                                   ------------        ----------
           Total current assets                                                        979,539              1,919


 Property and equipment, net                                                           327,911                  -

 Website development costs, net                                                        460,837                  -

                                                                                   $ 1,768,287          $   1,919
                                                                                   ===========          =========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
      Accounts payables and accrued expenses                                       $    631,677        $  243,918
      Accrued wages                                                                      14,406                 -
      Current maturities of capitalized lease obligations                                24,568                 -
                                                                                   ------------         ---------


             Total current liabilities                                                  670,651           243,918
                                                                                    -----------          --------

      Capitalized lease obligations, net of current maturities                           49,137                 -
                                                                                    -----------          --------

             Total liabilities                                                          719,788           243,918
                                                                                    -----------          --------


 Shareholders' equity (deficit)
      Common stock, $.001 par value; 50,000,000 shares authorized;
          13,468,200 and 8,163,000 shares issued and outstanding                         13,469             8,163
      Additional paid-in capital                                                      3,000,844                 -
      Accumulated deficit ($1,932,948 accumulated during the
        development stage)                                                          (1,965,814)         (250,162)
                                                                                    -----------        ----------

             Total shareholders' equity (deficit)                                    1,048,499          (241,999)
                                                                                    -----------        ----------

                                                                                   $ 1,768,287         $   1,919
                                                                                   ============        =========

See notes to the accompanying condensed
consolidated financial statements.

                     YELLOWBUBBLE.COM, INC. AND SUBSIDIARIES
                         (A Developmental Stage Company)

                           FORM 10-QSB -JUNE 30, 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        Three months          Six months       Cumulative from
                                                                       ended June 30,       ended June 30,       September 2,
                                                                            2000                2000                1999
                                                                            ----                -----               ----


 Revenue
      Interest income                                                    $    4,679          $    6,646          $    6,664
                                                                         ----------          ----------          ----------

 Costs and expenses

      Business development                                                  532,511             686,673             749,340
      General and administrative                                            589,687             771,318             869,518
      Legal and professional fees                                            86,743             213,629             294,781
      Transfer taxes                                                              -              25,973              25,973
                                                                          ---------          ----------          ----------


                                                                          1,208,941           1,697,593           1,939,612
                                                                         ----------          ----------           ---------

 Net loss                                                             $ (1,204,262)       $ (1,690,947)      $  (1,932,948)


 Basic and diluted net loss per share                                  $     (0.09)        $     (0.15)
                                                                       ============       =============

 Weighted average number of common shares outstanding                   13,407,316          11,614,144
                                                                       ============       =============


See notes to the accompanying condensed
consolidated financial statements.

                     YELLOWBUBBLE.COM, INC. AND SUBSIDIARIES
                         (A Developmental Stage Company)

                           FORM 10-QSB - JUNE 30, 2000


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                               Six months           Cumulative from
                                                                             ended June 30,          September 2,
                                                                                  2000                   1999
                                                                                  -----                  ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
     Net loss                                                                $  (1,690,947)          $ (1,932,948)

     Adjustments to reconcile net loss to
       net cash used in operating activities
         Depreciation and amortization                                               90,694                 90,694

     Changes in operating assets and liabilities
         VAT recoverable                                                          (217,872)              (217,872)
         Prepaid expenses                                                         (207,940)              (209,841)
         Accounts payable and accrued expenses                                      273,695                517,615
         Accrued wages                                                               14,406                 14,406
         Due to Directors                                                                 -                      -
                                                                                -----------             ----------

            Net cash used in operating activities                               (1,737,964)            (1,737,946)
                                                                             --------------          -------------

Cash flows from investing activities
     Purchase of property and equipment                                           (181,681)              (181,681)
     Website development costs paid                                               (529,597)              (529,597)
                                                                             --------------          -------------

            Net cash used in investing activities                                 (711,278)              (711,278)
                                                                             --------------          -------------

Cash flows from financing activities
     Proceeds from sale of common stock                                           3,001,050             3,001,050
                                                                             --------------          ------------

Net increase in cash and cash equivalents                                           551,808               551,826

Cash and cash equivalents, beginning of period                                           18                     -
                                                                             --------------          ------------

Cash and cash equivalents, end of period                                     $      551,826          $    551,826
                                                                             ==============          ============

See notes to the accompanying condensed
consolidated financial statements.

                     YELLOWBUBBLE.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1   The Company

    Organization

    Yellowbubble.com, Inc. (the "Company") was incorporated under the laws of Nevada on February 5, 1998 under the name Mall of Fame, Inc. On September 15, 1998, the Company changed its name to Famous Internet Mall, Inc. and on December 31, 1999 to Yellowbubble.com, Inc.

    Reverse acquisition

    On March 2, 2000, in accordance with the terms of a Share Exchange Agreement dated February 16, 2000 (the "Agreement"), the Company consummated a share exchange with the shareholders of Yellowbubble.com Holdings Limited ("Holdings"), a British Corporation, whereby the shareholders of Holdings exchanged all of their shares in Holdings for 8,163,000 newly issued voting common shares of the Company's common stock, par value $0.001. In addition, in accordance with the Agreement, the Company purchased from existing shareholders 7,400,000 shares of the Company's common stock and returned those shares to treasury. The issuance represented approximately 61.5% of the post-merger issued and outstanding common stock of the Company. For accounting purposes, this transaction has been treated as an acquisition of the Company by Holdings and as a re-capitalization of Holdings. The acquisition of the Company by Holdings has been recorded based on the fair value of the Company's net liabilities of approximately $20,000. The Company, prior to acquisition, was an inactive shell company. The historical financial statements prior to March 2, 2000 are those of Holdings and its wholly-owned subsidiary, Yellowbubble.com Limited ("Yellowbubble"), a British corporation. Since this transaction is in substance a recapitalization of Holdings and not a business combination, pro forma information is not presented. All costs associated with this transaction have been expensed.

    Under the Agreement, the Company was required to raise additional capital and on March 2, 2000, the Company entered into a subscription agreement with an investor ("Purchaser"). The Purchaser agreed to purchase a total of 342,000 shares of the Company's common stock at $14.625 per share as follows:

          On the Closing Date, the Company issued to Purchaser 102,600 shares of common stock raising a total of $1,500,525 (the "Closing Financing"). The proceeds of this private placement were deposited into escrow for the benefit of a creditor of Yellowbubble in repayment of a $473,000 bridge loan pending completion of the Share Exchange. These funds have since been released from escrow to such creditor. The balance was released to the Company and was used for working capital purposes.

          On the Closing Date, Purchaser deposited into escrow an additional $1,500,525 in payment of the purchase of 102,600 shares of common stock. These funds were to be released to the Company provided that Yellowbubble reached certain milestones (the "First Milestone") set forth in the Agreement on or before June 30, 2000 by the Milestone Date. These milestones related primarily to the registration of new members, implementation of Yellowbubble's marketing plan, the recruitment of additional personnel and the engagement of professional consultants. In accordance with the Agreement, these funds were released to the Company on May 24, 2000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1   The Company (continued)

    Reverse acquisition (continued)

          Additionally, Purchaser originally agreed to pay a further $2,000,700 for the issuance of 136,800 shares of common stock by the Milestone Date if Yellowbubble reached certain additional milestones relating primarily to the registration of additional new members, the implementation of Yellowbubble's business plan and the commissioning of a consumer research program. See Note 3 "Subsequent Events" for a discussion concerning the revised terms of this phase of the private placement.

    Business

    The Company is engaged in developing new forms of on-line shopping for the consumer by creating a Membership Organization. Currently, the principal markets for its services are expected to be located in the United Kingdom and Germany. The Company has not yet generated any revenue from operations and is considered to be in the development stage.

2   Significant accounting policies

    Interim financial information

    The condensed consolidated balance sheet as of June 30, 2000, and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2000 and cumulative from September 2, 1999, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2   Significant accounting policies (continued)

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


3   Subsequent event


    Zareeba Acquisition

    On July 26, 2000, the Company consummated a share exchange with the shareholders (the "Shareholders") of Zareeba Limited, a company incorporated under the laws of England ("Zareeba"). Under the terms of the Agreement dated July 26, 2000 (the "Agreement"), the Shareholders transferred to the Company all of their shares of Zareeba in consideration for the issuance of 169,737 shares of Common Stock of the Company (the "Shares"), valued at $848,684, or $5.00 per Share, and the assumption of liabilities in the amount of (pound)99,991, or approximately $151,316.

    Pursuant to a Registration Rights Agreement between the Company and the Shareholders, the Company also granted to the Shareholders the right to include their Shares in any registration statement (other than in connection with a merger or other reorganization or pursuant to Form S-8) it may file within two years from the closing date of the Share Exchange.

    Zareeba is an internet startup company that provides on-line discount shopping to its members through its bargain shopping channel. In addition, it allows members to advertise goods and services for free on its auction channel. Zareeba attempts to attract members by paying users for downloading and displaying advertisement bars on their browsers and for referring new members. Zareeba currently has in excess of 131,000 members.

    Revised Terms of Private Placement

    In connection with the share exchange completed in March 2000, the Company entered into an agreement providing for a three phase private placement of its Common Stock to an unaffiliated purchaser (the "Purchaser"). Under the terms of the private placement, Purchaser was to have purchased 342,000 shares at $14.625 per share for a total consideration of approximately $5,000,000. The Company has completed the first two phases and has received approximately $3,000,000. Since the Company was approximately one week late in meeting the milestone required for the completion of the third phase (which milestone related to the registration of additional members), Purchaser has not completed the purchase of shares under the third phase. In August the Company and Purchaser reached preliminary agreement as to a new schedule for the issuance of shares to Purchaser and the payment by Purchaser. Pursuant to this agreement, the Company will issue to Purchaser 500,000 shares of Common Stock at $4.00 per share. Payments will be made (and the appropriate number of shares will be issued) as follows:

         August 23, 2000        $650,000 (of this installment, $250,000 has
                                already been advanced to the Company)
         September 1, 2000      $500,000
         October 1, 2000        $350,000
         November 1, 2000       $250,000
         December 1, 2000       $250,000

        ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         YellowBubble.com, Inc. (the "Company") is in the development stage and was organized in February 1998. Through the quarter ended June 30, 2000, the Company had not generated any revenues from operations.

         On March 2, 2000, the Company completed a share exchange with the shareholders of YellowBubble.com Holdings Limited ("Holdings"), a company incorporated under the laws of England. Under the terms of the Share Exchange Agreement, the Holdings shareholders transferred to the Company all of their shares in consideration for the issuance to them of 8,163,000 shares of Common Stock, representing in the aggregate approximately 61.5% of the then issued and outstanding shares of Common Stock. In connection with this transaction, effective February 2000, the Company changed its name to YellowBubble.com., Inc.

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

Results of Operations

         As a result of the reverse acquisition discussed above, for accounting purposes, the Company is deemed to have commenced operations on September 2, 1999. Therefore no comparison can be made between the three-month period ended June 30, 2000 (the "Second Quarter") and the corresponding quarter during the previous fiscal year. In addition, no comparison can be made between the six-month period ended June 30, 2000 (the "Six Month Period") and the corresponding period during the previous fiscal year. Revenues in the Second Quarter and the Six Month Period were approximately $4,679 and $6,646, respectively. Expenses for the Second Quarter and the Six Month Period were approximately $1,208,941 and $1,697,593, respectively, resulting in a net loss for the Second Quarter of approximately $1,204,262 and for the Six Month Period of approximately $1,690,947. Expenses for the Second Quarter consisted primarily of $589,687 in general and administrative expenses which includes salaries, and approximately $532,511 in website development costs. For the Six Month Period expenses consisted primarily of $771,318 in general and administrative expenses which includes salaries, and approximately $686,673 in business development costs consisting primarily of consulting fees and marketing expenses. In addition, during the Second Quarter and the Six Month Period, the Company spent approximately $86,743 and $213,629, respectively, in legal and professional fees in connection with corporate acquisitions (including the share exchange completed in March 2000) and fees associated with being a publicly traded company.

         For the period from September 2, 1999 through June 30, 2000 ("Period Since Inception") revenues were approximately $6,664 resulting in a cumulative loss for the Period Since Inception of approximately $1,932,948. To date, revenues have been derived exclusively from interest income. The Company expects operating losses to continue for the foreseeable future as it intends to significantly increase its operating expenses to implement its business plan.

Liquidity and Capital Resources

         As of June 30, 2000 the Company's principal sources of liquidity consisted of cash of $551,826, prepaid expenses of $219,773 and a sales tax refund due to the Company of $207,940.

         In connection with the share exchange completed in March 2000, the Company entered into an agreement providing for a three phase private placement of its Common Stock to an unaffiliated purchaser (the "Purchaser"). Under the terms of the private placement, Purchaser was to have purchased 342,000 shares at $14.625 per share for a total consideration of approximately $5,000,000. The Company has completed the first two phases and has received approximately $3,000,000. Since the Company was approximately one week late in meeting the milestone required for the completion of the third phase (which milestone related to the registration of additional members), Purchaser has not completed the purchase of shares under the third phase. In August the Company and Purchaser reached preliminary agreement as to a new schedule for the issuance of shares to Purchaser and the payment by Purchaser. Pursuant to this agreement, the Company will issue to Purchaser 500,000 shares of Common Stock at $4.00 per share. Payments will be made (and the appropriate number of shares will be issued) as follows:

         August 23, 2000        $650,000 (of this installment, $250,000 has
                                already been advanced to the Company)
         September 1, 2000      $500,000
         October 1, 2000        $350,000
         November 1, 2000       $250,000
         December 1, 2000       $250,000

         The Company believes that if it receives all of the funds in connection with the third phase of the aforementioned private placement and it starts generating revenues as anticipated, it will be able to fund its operations for the next twelve months. Nevertheless, if the growth of the Company exceeds its current projections, it may be required to raise additional equity or debt financing. In addition, if the Company does not receive all funds from the private placement, or if it generates no or insufficient revenues, it will be required to raise additional equity or debt financing. Any equity financing would be expected to result in dilution to the holders of the Company's Common Stock. Any debt financing obtained by the Company would be likely to include restrictive covenants limiting the Company's ability to obtain additional capital, whether through additional debt or equity financings, as well as restrictive covenants limiting the Company with respect to various operational and financial matters. There can be no assurance that the Company will be able to find such sources of financing on terms acceptable to the Company, if at all. If the Company is unable to find such additional financing, it may have to curtail its operations.

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

                                     PART II
                                OTHER INFORMATION

         Item 1       Legal Proceedings

                      None

         Item 2       Changes in Securities and Use of Proceeds

                      Pursuant to a Subscription Agreement dated March 2, 2000 (the "Subscription Agreement"), on May 24, 2000, Registrant became obligated to issue 102,600 shares of Common Stock to Blue Capital AG ("Blue Capital") at $14,625 per share, aggregating $1,500,525. The Company delivered the instruction for the issuance of these shares to its transfer agent in July. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         Item 3       Defaults Upon Senior Securities

                      None

         Item 4       Submission of Matters to a Vote of Security Holders

                      None

         Item 5       Other Information

         A.           Aladin AG Acquisition

                           On May 24, 2000, Yellowbubble.com Holdings Ltd, Registrant's wholly owned subsidiary, acquired all issued and outstanding capital stock of Aladin AG, a German corporation ("Aladin"). Registrant paid approximately 56,000 euro for such shares. Aladin has no operations. Its only asset at the time of the transaction consisted of approximately 48,000 euro in cash.

         B.           Blue Capital AG Private Placement

                           Under the terms of the Subscription Agreement, Blue Capital agreed to purchase 342,000 shares of Registrant's Common Stock at a price of $14.625 per share as follows

         a.  On March 2, 2000, 102,600 shares aggregating $1,500,525.

         b. On completion of certain milestones a further 102,600 shares aggregating $1,500,525.

         c. Within 120 days of completion of the Yellowbubble.com Holdings Limited acquisition (the "Closing"), Registrant was to notify Blue Capital of the completion of certain additional milestones. Upon such notification, Blue Capital was to purchase 136,800 shares for a total payment of $2,000,700.

                           Registrant  has  received the amounts set forth under
         a. and b. above. Registrant notified Blue Capital of the achievement of the milestone referred to under c. 128 days after the Closing. The delay was caused by the acquisition by Registrant of Zareeba Ltd. Registrant and Blue Capital have reached preliminary agreement as to the issuance of 500,000 shares of Common Stock valued at $4.00 per share. Payments will be made (and the appropriate number of shares will be issued) as follows:

         August 23, 2000        $650,000 (of this installment, $250,000 has
                                already been advanced to the Company)
         September 1, 2000      $500,000
         October 1, 2000        $350,000
         November 1, 2000       $250,000
         December 1, 2000       $250,000


         Item 6     Exhibits and Reports on Form 8-K

                    (a)      Exhibits

                        27.1 Financial Data Schedule


                    (b)      Reports on Form 8-K

                                  On April 12, 2000,  Registrant filed a Current
                      Report on Form 8-K which contained disclosures under "Item
                      1. Changes in Control of Registrant" (issuance of shares to the former shareholders of Yellowbubble.com Holdings Limited); "Item 2. Acquisition or Disposition of Assets" (acquisition of YellowBubble.com Holdings Limited); and "Item 5. Other Events" (stock split and name change)

                                   On  May  30,   2000,   Registrant   filed  an
                      amendment to the above mentioned Form 8-K containing the financial statements required to be filed in connection with the acquisition of Yellowbubble.com Holdings Limited.

                                   SIGNATURES

                      In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized


                                                 YELLOWBUBBLE.COM, INC.



         Date: August 18, 2000                By:   /s/
                                                 -------------------------------
                                                  David Frank Henderson Scroggie
                                                  Chief Financial and
                                                  Accounting Officer