Form 10QSB
period 2000-09-30
YELLOWBUBBLE COM INC
filed 2000-11-20
CIK 1090503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                  Yes  X   No
                                      ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 15, 2000 the registrant had 14,075,437 shares of Common Stock outstanding.

                    YELLOW BUBBLE.COM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        FORM 10-QSB - SEPTEMBER 30, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
           September 30, 2000 (unaudited) and December 31, 1999 (audited)...   1

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and nine months ended September 30, 2000 and
             cumulative from September 2, 1999 (unaudited) .................   2

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the nine months ended September 30, 2000 and cumulative
             from September 2, 1999 (unaudited).............................   3

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............. 4-7


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......... 8-9


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  10
Item 2.  Changes in Securities and Use of Proceeds .........................  10
Item 3   Defaults Upon Senior Securities ...................................  10
Item 4.  Submission of Matters to a Vote of Security Holders ...............  10
Item 5.  Other Information .................................................  10
Item 6.  Exhibits and Reports on Form 8-K ..................................  10

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                     YELLOWBUBBLE.COM, INC. AND SUBSIDIARIES
                         (A Developmental Stage Company)

                        FORM 10-QSB - SEPTEMBER 30, 2000

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30,     December 31,
                                                                           2000              1999
                                                                       -------------     -----------
                                                                        (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents                                            $   509,106      $        18
   VAT recoverable                                                           85,411
   Prepaid expenses                                                         436,767            1,901
                                                                        -----------      -----------
      Total current assets                                                1,031,284            1,919

Property and equipment, net                                                 214,407                -
Website development costs, net                                            1,424,073
Customer list, net                                                           79,140
Goodwill, net                                                                83,457                -
                                                                        -----------      -----------
                                                                        $ 2,832,361      $     1,919
                                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payables and accrued expenses                               $   832,688      $   243,918
   Accrued wages                                                             27,520                -
   Current maturities of capitalized lease obligations                       22,987                -
                                                                        -----------      -----------
      Total current liabilities                                             883,195          243,918
                                                                        -----------      -----------
   Capitalized lease obligations, net of currrent maturities                 45,973                -
                                                                        -----------      -----------
      Total liabilities                                                     929,168          243,918
                                                                        -----------      -----------

Shareholders' equity (deficit)
   Common stock, $.001 par value; 50,000,000 shares authorized;
      13,925,437 and 8,163,000 shares issued and outstanding                 13,925            8,163
   Additional paid-in capital                                             4,999,071                -
   Accumulated deficit ($3,076,937 accumulated during the
      development stage)                                                 (3,109,803)        (250,162)
                                                                        -----------      -----------
      Total shareholders' equity (deficit)                                1,903,193         (241,999)
                                                                        -----------      -----------
                                                                        $ 2,832,361      $     1,919
                                                                        ===========      ===========

See notes to the accompanying condensed
   consolidated financial statements.

                     YELLOWBUBBLE.COM, INC. AND SUBSIDIARIES
                         (A Developmental Stage Company)

                        FORM 10-QSB - SEPTEMBER 30, 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three months           Nine months          Cumulative from
                                                            ended September 30,   ended September 30,        September 2,
                                                                   2000                   2000                   1999
                                                            -------------------   -------------------    -------------------
Revenue
   Revenue                                                  $            80,575   $            80,575    $            80,575
   Interest income                                          $               171   $             6,817    $             6,835
                                                            -------------------   -------------------    -------------------
                                                                         80,746                87,393                 87,410
                                                            -------------------   -------------------    -------------------
Costs and expenses

   Business development                                                 342,747             1,029,420              1,092,087
   General and administrative                                           708,451             1,479,769              1,577,969
   Legal and professional fees                                          173,537               387,166                468,318
   Transfer taxes                                                             -                25,973                 25,973
                                                            -------------------   -------------------    -------------------

                                                                      1,224,735             2,922,328              3,164,347
                                                            -------------------   -------------------    -------------------

Net loss                                                    $        (1,143,989)  $        (2,834,936)   $       (3,076,937)
                                                            ===================   ===================    ===================

Basic and diluted net loss per share                        $             (0.08)  $             (0.23)
                                                            ===================   ===================

Weighted average number of common shares outstanding                 13,675,623            12,306,319
                                                            ===================   ===================


See notes to the accompanying condensed
   consolidated financial statements.

                     YELLOWBUBBLE.COM, INC. AND SUBSIDIARIES
                         (A Developmental Stage Company)

                        FORM 10-QSB - SEPTEMBER 30, 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine months           Cumulative from
                                                            ended September 30,         September 2,
                                                                   2000                    1999
                                                            -------------------    -------------------

INCREASE (DECEASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
   Net loss                                                   $     (2,834,936)      $      (3,076,937)

   Adjustments to reconcile net loss to
   net cash used in operating activities
       Depreciation and amortization                                   140,742                 140,742

   Changes in operating assets and liabilities
       VAT recoverable                                                 (85,411)                (85,411)
       Prepaid expenses                                               (392,418)               (394,319)
       Accounts payable and accrued expenses                           350,508                 594,426
       Accrued wages                                                         -                       0
       Due to Directors                                                  6,732                   6,732
                                                              -----------------      -----------------
          Net cash used in operating activities                     (2,814,783)             (2,814,767)
                                                              -----------------      -----------------
Cash flows from investing activities
   Purchase of property and equipment                                  (54,034)                (54,034)
   Website development costs paid                                     (813,270)               (813,270)
   Cash acquired in Zareeba acquisition                                 40,126                  40,126
                                                              -----------------      -----------------
          Net cash used in investing activities                       (827,179)               (827,179)
                                                              -----------------      -----------------
Cash flows from financing activities
   Proceeds from sale of common stock                                4,151,050               4,151,052
                                                              -----------------      -----------------

Net increase in cash and cash equivalents                              509,088                 509,106

Cash and cash equivalents, beginning of period                              18                       -
                                                              -----------------      -----------------
Cash and cash equivalents, end of period                      $        509,106       $         509,106
                                                              =================      =================


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

          On the Closing Date, Purchaser deposited into escrow an additional $1,500,525 in payment of the purchase of 102,600 shares of common stock. These funds were to be released to the Company provided that Yellowbubble reached certain milestones (the "First Milestone") set forth in the Agreement on or before September 30, 2000 by the Milestone Date. These milestones related primarily to the registration of new members, implementation of Yellowbubble's marketing plan, the recruitment of additional personnel and the engagement of professional consultants. In accordance with the Agreement, these funds were released to the Company on May 24, 2000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1    The Company (continued)

     Reverse acquisition (continued)

     Additionally, Purchaser originally agreed to pay a further $2,000,700 for the issuance of 136,800 shares of common stock by the Milestone Date if Yellowbubble reached certain additional milestones relating primarily to the registration of additional new members, the implementation of Yellowbubble's business plan and the commissioning of a consumer research program. Since the Company was approximately one week late in meeting the milestone required for the completion of the third phase (which milestone related to the registration of additional members), Purchaser has not completed the purchase of shares under the third phase. In August, 2000 the Company and Purchaser reached an agreement as to a new schedule for the issuance of shares to Purchaser and the payment by Purchaser. Pursuant to this agreement, the Company will issue to Purchaser 500,000 shares of Common Stock at $4.00 per share. Payments will be made (and the appropriate number of shares will be issued) as follows:

     August 23, 2000            $650,000
     September 1, 2000          $500,000
     October 1, 2000            $350,000
     November 1, 2000           $250,000
     December 1, 2000           $250,000


     Zareeba Acquisition

     On July 26, 2000, the Company consummated a share exchange with the shareholders (the "Shareholders") of Zareeba Limited, a company incorporated under the laws of England ("Zareeba"). Under the terms of the Agreement dated July 26, 2000 (the "Agreement"), the Shareholders transferred to the Company all of their shares of Zareeba in consideration for the issuance of 169,737 shares of Common Stock of the Company (the "Shares"), valued at $848,684, or $5.00 per Share, and the assumption of liabilities in the amount of (pound)99,991, or approximately $151,316. This transaction has been accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16, Business Combinations.

     The purchase price allocation is as follows:
     Fair value of net liabilities assumed                    $    (14,666)
          Customer base                                             86,335
          In-place technology                                      690,680
          Goodwill                                                  86,335
                                                              ------------
                                                              $    848,684
                                                              ============

     Tangible assets of Zareeba acquired principally include cash, accounts receivable, property and equipment and other assets. Liabilities of Zareeba assumed principally include accounts payables and accrued expenses. The value of the customer base was estimated based upon the current cost to acquire approximately 130,000 customers and will be amortized to operations over an estimated life of two years. The value of the in-place technology was determined by estimating the projected net cash flows related to the product, determined based upon Yellowbubble.com, Inc.'s estimates of the future revenue to be earned from the products. The cash flows were then discounted back to their net present value. The in-place technology will be amortized to

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Zareeba Acquisition (continued)

     operations over an estimated life of three years. The excess of purchase price over tangible and identifiable intangible assets acquired and liabilities assumed will be recorded as goodwill and amortized to operations over an estimated life of five years.

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

2    Significant accounting policies

     Interim financial information

     The condensed consolidated balance sheet as of September 30, 2000, and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2000 and cumulative from September 2, 1999, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1999 consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2    Significant accounting policies (continued)

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Yellowbubble.com Holdings Limited, Yellowbubble.com Limited and Zareeba Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Results of Operations

     As a result of the reverse acquisition discussed above, for accounting purposes, the Company is deemed to have commenced operations on September 2, 1999. Therefore no fair comparison can be made between the three-month period ended September 30, 2000 (the "Third Quarter") and the corresponding quarter during the previous fiscal year. In addition, no comparison can be made between the nine-month period ended September 30, 2000 (the "Nine Month Period") and the corresponding period during the previous fiscal year. Revenues in the Third Quarter and the Nine Month Period were approximately $80,746 (including $171 in interest income) and $87,393 (including $6,817 in interest income), respectively. Expenses for the Third Quarter and the Nine Month Period were approximately $1,224,735 and $2,922,328, respectively, resulting in a net loss for the Third Quarter of approximately $1,143,989 and for the Nine Month Period of approximately $2,834,936. Expenses for the Third Quarter consisted primarily of $708,451 in general and administrative expenses which includes salaries, and approximately $342,747 in business development costs. For the Nine Month Period expenses consisted primarily of $1,479,769 in general and administrative expenses which includes salaries, and approximately $1,029,420 in business development costs consisting primarily of consulting fees and marketing expenses. In addition, during the Third Quarter and the Nine Month Period, the Company spent approximately $173,537 and $387,166, respectively, in legal and professional fees in connection with corporate acquisitions (including the share exchange completed in March 2000) and fees associated with being a publicly traded company.

     For the period from September 2, 1999 through September 30, 2000 ("Period Since Inception") revenues were approximately $87,410 resulting in a cumulative loss for the Period Since Inception of approximately $3,076,937. The Third Quarter represented the first reporting period in which revenues were primarily derived from operations. Nevertheless, the Company expects operating losses to continue for the foreseeable future as it intends to significantly increase its operating expenses to implement its business plan.

Liquidity and Capital Resources

     As of September 30, 2000 the Company's principal sources of liquidity consisted of cash of $509,106, prepaid expenses of $436,767 and a sales tax refund due to the Company of $85,411.

     In connection with the share exchange completed in March 2000, the Company entered into an agreement providing for a three phase private placement of its Common Stock to an unaffiliated purchaser (the "Purchaser"). Under the terms of the private placement, Purchaser was to have purchased 342,000 shares at $14.625 per share for a total consideration of approximately $5,000,000. The Company completed the first two phases and received approximately $3,000,000. In August the Company and Purchaser entered into an agreement as to a new schedule for the issuance of shares to Purchaser and the payment by Purchaser. Pursuant to this agreement, the Company agreed to issue to Purchaser 500,000 shares of Common Stock at $4.00 per share of which to date 437,500 shares of Common Stock have been issued in stages in consideration for payments totaling $1,750,000. On December 1, 2000 an additional 62,500 shares of Common Stock are scheduled to be issued in consideration for $250,000.

     As of the date hereof, the Company believes that its current cash position, the receipt of the additional $250,000 investment discussed above and the increase in its revenues from operations as anticipated will enable the Company to fund its operations for the next three months. The Company will be required to raise additional equity or debt financing to implement its business plans beyond this three-month period. Any equity financing would be expected to result in dilution to the holders of the Company's Common Stock. Any debt financing obtained by the Company would be likely to include restrictive covenants limiting the Company's ability to obtain additional capital, whether through additional debt or equity financings, as well as restrictive covenants limiting the Company with respect to various operational and financial matters. Although the Company has been in discussions with a number of prospective investors, there can be no assurance that the Company will be able to find the necessary sources of financing on terms acceptable to the Company, if at all. If the Company is unable to find such additional financing, it may have to curtail its operations.

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

                                     PART II
                                OTHER INFORMATION

Item 1  Legal Proceedings

        None

Item    2 Changes in Securities and Use of Proceeds

1. On July 26, 2000, Registrant consummated the acquisition of Zareeba Limited. In connection with that transaction, Registrant became obligated to issue 169,737 shares of Common Stock to the former shareholders of Zareeba. Such shares were issued on August 23, 2000. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

2. On August 7, 2000, Registrant issued 102,600 shares of Common Stock to to Blue Capital AG. This issuance was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

3.      Registrant issued shares of Common Stock to Dual Wave, Inc. as follows:

         August 25, 2000                                 225,000 shares
         November 1, 2000                                212,500 shares

        These issuances were exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

Item 3  Defaults Upon Senior Securities

        None

Item 4  Submission of Matters to a Vote of Security Holders

        None

Item 5  Other Information

        None

Item 6  Exhibits and Reports on Form 8-K

        (a)     Exhibits

                27.1 Financial Data Schedule

        (b)     Reports on Form 8-K

                On October 11, 2000, Registrant filed an amendment to a Form 8-K filed on August 9, 2000, containing the financial statements required to be filed in connection with the acquisition of Zareeba Limited.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

                                          YELLOWBUBBLE.COM, INC.


Date: November 20, 2000                   By: /s/ David Frank Henderson Scroggie
                                              ----------------------------------
                                              David Frank Henderson Scroggie
                                                          Chairman