Form 10KSB
period 2000-12-31
YELLOWBUBBLE COM INC
filed 2001-06-13
CIK 1090503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                              104-106 The Chambers
                        Chelsea Harbour, London SW10 0XF
                                     England
                    (Address of principal executive offices)

                               011-44-20-7871-0000
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class:          Name of Each Exchange on Which Registered
     --------------------          -----------------------------------------
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

Yes           No   X
    ------       ------

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $20,792

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,608,660 as of June 6, 2001 (at the closing price on that date).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 6, 2001: 14,137,937 shares of common stock, par value $.001 per share.

                                     PART I

Item 1.  Description of Business

Forward-looking Statements

     This Annual Report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider," or similar expressions are used.

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

History

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

     Following the offering and throughout 1999, the Company concentrated its efforts on the creation of its web site which became operational during 1999. However, the Company did not transact any business through this web site.

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

     On February 16, 2000, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with the five shareholders of Holdings: Narinder Dhillon; Gordon Barry McFadzean; David Frank Henderson Scroggie; Prashant Naresh Patel, and The Continental Trust Company Limited (collectively, the "Holdings

Shareholders"). Under the terms of the Exchange Agreement, the Holdings Shareholders agreed to transfer to the Company on the closing date all of their shares in Holdings in exchange for the issuance to them of an aggregate of 8,163,000 shares of Common Stock, which after giving effect to certain transactions contemplated thereunder would represent in the aggregate approximately 61.5% of the issued and outstanding shares of Common Stock on the closing date, subject to the prior fulfillment of certain terms and conditions. Included among such terms and conditions were the repurchase by the Company from existing shareholders of an aggregate of 7,400,000 shares of Common Stock at a price per share not to exceed $.0004 (the "Share Repurchase") and the execution of a subscription agreement with an investor providing for a three phase purchase of an aggregate of 342,000 shares of Common Stock at $14.625 per share provided certain milestones were achieved (the "Financing").

     The Company and the Holdings Shareholders completed the share exchange under the Exchange Agreement (the "Share Exchange") on March 2, 2000 (the "Closing Date"). As contemplated under the Agreement, on or before the Closing Date, the Company completed the Share Repurchase for an aggregate consideration of $740 ($.0001 per share) and the 7,400,000 shares repurchased were canceled.

     In addition, pursuant to the Exchange Agreement, Narinder Dhillon, David Frank Henderson Scroggie and Prashant Naresh Patel were elected directors of the Company, and John Meyer resigned as a director of the Company. Narinder Dhillon was appointed the Company's Chief Executive Officer. David Frank Henderson Scroggie was appointed the Company's Executive Vice President, Chief Financial Officer and Secretary. Prashant Naresh Patel was appointed the Company's Marketing Director.

     As also contemplated under the Exchange Agreement, on or before the Closing Date, the Company entered into a subscription agreement with an unrelated private investor (the "Purchaser"), pursuant to which the Purchaser agreed to effect the Financing as follows:

          On the Closing Date, the Company issued to the Purchaser 102,600 shares of Common Stock for an aggregate consideration of $1,500,525 (the "Closing Financing"). The proceeds of this phase of the Financing had been deposited into escrow for the benefit of a creditor of Holdings in repayment of a $473,000 bridge loan pending completion of the Share Exchange. These funds were released from escrow to such creditor. The balance was released to the Company and has been used for working capital purposes.

          On the Closing Date, Purchaser deposited into escrow an additional $1,500,525 in payment of the purchase of 102,600 shares of Common Stock (the "Second Phase"). These funds were to be released to the Company provided that YellowBubble.com Limited, a wholly-owned operating subsidiary of Holdings ("Yellowbubble"), reached certain milestones (the "First Milestones") set forth in the Agreement on or before June 30, 2000 ( the "Milestone Date"). These milestones related primarily to the registration of new members, implementation of Yellowbubble's marketing plan, the recruitment of additional personnel and the engagement of professional consultants. The Second Phase was completed prior to the Milestone Date.

          If the First Milestones were reached on or before the Milestone Date, simultaneous with the closing of the Second Phase the Purchaser was obligated to deposit in escrow a further $2,000,700 for the purchase of 136,800 shares of Common Stock by the Milestone Date (the "Third Phase") if Yellowbubble reached certain additional milestones relating primarily to the registration of additional new members, the implementation of Yellowbubble's business plan and the commissioning of a consumer research program. Since the Company was approximately one week late in meeting the milestone required for the completion of the Third Phase, Purchaser did not complete the purchase of shares under the Third Phase. In August the Company and an assignee of Purchaser reached agreement as to a new schedule for the issuance of shares to such entity and the payment therefor. Pursuant to this agreement, the Company issued 500,000 shares of Common Stock for $2,000,000 in five tranches which issuances were completed on December 15, 2000.

Description of Business

     The Company is a network marketing company with a broad customer base, a scaleable business model and a sophisticated core-technology. This enables the Company to provide a range of market offerings, including:

     o a business opportunity for network marketing specialists to sell discounted products and services into both commercial (B2B) and consumer (B2C) markets, and

     o a software application for on-line advertisers to reach specific user groups.

Products

     The Company's B2C model is designed to produce a number of income streams based upon recruiting, motivating and managing a large-scale community of members across Europe both on-line (Consumers) and off-line (Network Marketing Distributors), trading a range of consumer-based products and services. The applications also provide an opportunity for complementary commercial organizations who have not developed their own technology as a channel to market. These organizations may be able to achieve improved market penetration by using the Company's established services. With the ability to build an off-line presence with independent distributors as well as an on-line community, the Company believes that it has moved towards its goal of positioning itself as a dynamic portal.

     The Company is currently offering the following products:

     1. The Bargain Lounge - A group buying portal managed by one of the Company's strategic partners that enables the Company's members to purchase highly discounted products directly from the strategic partner. Most of the products offered through the Bargain Lounge are brand name consumer products and include computers, home entertainment devices, jewelry, furniture and health and beauty products. The Company generates revenues through the Bargain Lounge by sales commissions paid by the strategic partner offering the products.

     2. BubbleCentres - A customized website personalized for independent distributors of the products offered through the Bargain Lounge aimed at assisting them in carrying out sales, marketing and administration activities for their individual distributors. The Company generates revenues through the BubbleCentres by charging the businesses an annual sign-up fee that will provide these entities with a registration and their own BubbleCentres. The independent distributors, or BubblePros, who sign up for the BubbleCentres share in the commissions generated by the Company to the extent that any purchases are made through their websites.

     In addition, the Company intends to introduce a second-generation search engine and dedicated business directory listing before the end of June 2001. This search engine has been developed in association with a software development company and gives both surfers and businesses a faster and more direct access to each other compared to conventional search facilities. The Company believes that the market demand for this service is high. This service will be offered at less than half the price of similar services offered by its nearest competitor.

     The Company's B2B model is based upon achieving a regular, growing annual income flow through the sales of core application software and licensing of its advanced technology. Under this model, the Company offers the following:

     1. SmartBubble - A fully customizable PDO (permanent desktop object) that is an executable file and easily hosted on a web site and that can be integrated into a company's current service. It may be distributed to users through banners, text links, placement on CD-ROMs or bundled with other software. The SmartBubble offers a powerful search engine, email, free software and downloads, chat room, competitions, an Internet Guide and a bargain lounge, offering an array of products and services. It tracks users' online activity and enables websites to deliver ads, network alerts and personalized content to them, regardless of where the users may be on the web. It is able to incorporate a site's branding, products, services and content partnerships. It helps to maximize revenue from users when they are away from a site as well as building a rich profile of their behavior and interests. The Company believes that market segments that would benefit from the SmartBubble software are ISPs (Internet service providers), Content Providers and E-commerce enablers. The benefits to them are increased revenue generation through targeted banner advertising, E-commerce revenue sharing, permission-based email campaigns and software/content distribution, i.e., charging users for the SmartBubble.

     2. SmartBubble Logic - The advanced profiling technology that fuels the Company's software that can be readily implemented as a complete or an integrated component of any existing business software application. The same market segments utilizing SmartBubble have the option to use the SmartBubble Logic in conjunction with the PDO.

European and International Expansion

     The Company is currently seeking second round financing of up to US$15 million. In calendar year 2001, the Company plans to set up operations in Germany, Austria and Switzerland assuming that the Company's resources permit such expansion. To this end, in August 2000, the Company acquired Aladin AG, a German publicly held entity without operations. At a later stage, expansion is contemplated into other important markets in the European community as new funding and income generation allow.

Competition

     The Company believes that its SmartBubble technology allows it to build its business on an original concept aimed at combining the tested strengths of network marketing with the dynamic growth of the Internet. The Company is not aware of any significant competition in its chosen market place.

Employees

     As of December 31, 2000, the Company had a total of 10 employees, 9 of whom are full-time. Of these persons, six are in operations, marketing and technical support, while all others are in accounting, administration and management. No employees are subject to any collective bargaining agreements.

     Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for these personnel is intense. Due to the limited number of people available, we cannot assure you that we can retain or attract key personnel in the future.

Item 2.  Properties

         The Company's executive offices and its principal office are in leased premises at 104-106 The Chambers, Chelsea Harbour, London SW10 0XF. The lease expires in July 2010. The monthly lease payments are (pound)5,240 (approximately $7,940), including services and VAT (value added tax).

     The Company also maintains a small office to provide accommodations and meeting facilities necessary for ongoing business dealings in London. Monthly payments under the month-to-month lease amount to approximately (pound)1,200 (approximately $1,820).

Item 3.  Legal Proceedings

         None that are required to be disclosed.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Market Information

         Prior to November 1999, there was no public trading market for the Company's Common Stock. From November 22, 1999 to January 3, 2000, the Common Stock was included for quotation on the OTC Bulletin Board ("OTCBB") under the symbol "FIMI", under the symbol "YBBL" from January 4, 2000 to April 25, 2001, and under the symbol "YBBLE" from April 26, 2001 until May 30, 2001. The Company's failure to comply with NASD Rule 6530, relating to the Company's reporting obligations with the Securities and Exchange Commission, resulted in the Company's Common Stock being temporarily delisted from the OTCBB on May 31, 2001. The Company intends to satisfy the NASD requirements to have its Common Stock relisted as soon as practicable.

         For the periods indicated, the high and low closing bid prices for the Company's Common Stock were as follows:

                                                            High        Low
                                                            ----        ---

           November 22, 1999 to December 31, 1999           $ 8.31     $ 2.98
           Quarter Ended March 31, 2000                     $22.00     $ 7.25
           Quarter Ended June 30, 2000                      $12.12     $ 4.75
           Quarter Ended September 30, 2000                 $ 5.00     $ 1.93
           Quarter Ended December 31, 2000                  $ 1.87     $ 0.28


         On June 6, 2001, the closing bid price per share of Common Stock was $0.32.

         There are no outstanding options or warrants to purchase, or securities convertible into, shares of Common Stock.

         The Company is not and has not proposed to publicly offer any shares of Common Stock.

         Holders of Record

         As of June 6, 2001, there were 47 holders of record of the Company's Common Stock, and the number of beneficial holders was approximately 50.

         Dividends

         The Company has never paid a cash dividend on its Common Stock nor does the Company anticipate paying cash dividends on its Common Stock in the near future. It is the present policy of the Company not to pay cash dividends on the Common Stock but to retain earnings, if any, to fund growth and expansion.

         Recent Sales of Unregistered Securities

         No securities that were not registered under the Act have been issued or sold by the Company during the fiscal years ended December 31, 1999 and 2000, except as described below.

         On March 2, 2000, the Company consummated a share exchange with the five Holdings Shareholders. Under the terms of an agreement dated February 16, 2000, the shareholders of Holdings transferred to the Company all of their shares of Holdings in consideration for the issuance to them of 8,163,000 shares of Common Stock. The shares were offered and sold to sophisticated investors in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The securities have been appropriately legended and the Company received from the Holdings shareholders a representation regarding their intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof.

         Also on March 2, 2000, the Company issued to Blue Capital AG ("Blue Capital") 102,600 shares of Common Stock at $14.625 per share raising a total of $1,500,525. On that same date, Blue Capital deposited into escrow an amount of $1,500,525 which was released to the Company in May 2000 in payment for the issuance of 102,600 shares of Common Stock. All of these shares were offered and sold to Blue Capital in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The securities have been appropriately legended and the Company received from Blue Capital a representation regarding its intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof.

         On July 26, 2000, the Company consummated the acquisition of Zareeba Limited. In connection with that transaction, it became obligated to issue 169,737 shares of Common Stock to the former shareholders of Zareeba. Such shares were issued on August 23, 2000. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The securities have been appropriately legended and the Company received from the Zareeba shareholders a representation regarding their intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof.

         The Company issued the following additional shares to Dual Wave, Inc. ("Dual Wave") as assignee of Blue Capital in connection with the Third Phase:

                                     Number of            Purchase
           Date                      Shares               Price
           ----                      ---------            --------

           August 23, 2000           162,500              $650,000
           September 15, 2000        125,000              $500,000
           October 15, 2000           87,500              $350,000
           November 15, 2000          62,500              $250,000
           December 15, 2000          62,500              $250,000

         The issuances to Dual Wave were exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

Item 6.  Management's Discussion and Analysis

         Overview

         The Company is in the development stage and was organized in February 1998. To date, the Company has not generated any significant revenues from operations.

         On March 2, 2000, the Company completed a share exchange with the five shareholders of YellowBubble.com Holdings Limited ("Holdings"), a company incorporated under the laws of England. Under the terms of the Share Exchange Agreement, the Holdings shareholders transferred to the Company all of their shares in consideration for the issuance to them of 8,163,000 shares of Common Stock, representing in the aggregate approximately 61.5% of the then issued and outstanding shares of Common Stock. In connection with this transaction, effective February 2000, the Company changed its name to YellowBubble.com, Inc.

         Holdings is engaged in developing new forms of on-line shopping for the consumer by creating a membership organization. Currently, the principal markets for its services are located in the United Kingdom and Germany.

         During the next 12 months, the Company intends to devote all of its resources to developing and expanding Holdings' business.

         Results of Operations

         As a result of the reverse acquisition discussed above, for accounting purposes, the Company is deemed to have commenced operations on September 2, 1999. Therefore, no comparison can be made between the twelve-month period ended December 31, 2000 (the "Twelve Month Period") and the corresponding period during the previous fiscal year. Revenues for the Twelve Month Period were approximately $20,792 (including $20,292 in interest income). Expenses for the Twelve Month Period were approximately $4,277,231, resulting in a net loss for the Twelve Month Period of approximately $4,256,439. Expenses for the Twelve Month Period consisted primarily of $2,136,095 in general and administrative expenses which includes salaries, and approximately $472,282 in business development costs consisting primarily of consulting fees and marketing expenses. In addition, during the Twelve Month Period, the Company spent approximately $1,325,968 and $23,412, respectively, in legal and professional fees in connection with corporate acquisitions (including the share exchange completed in March 2000) and fees associated with being a publicly traded company.

         For the period from September 2, 1999 through December 31, 2000 ("Period Since Inception") revenues were approximately $20,810 resulting in a cumulative loss for the Period Since Inception of approximately $4,498,440.

         Liquidity and Capital Resources

         As of December 31, 2000, the Company's principal sources of liquidity consisted of cash of $209,700, prepaid expenses of $237,748 and a sales tax refund due to the Company of $88,117.

         In connection with the share exchange completed in March 2000, the Company entered into an agreement providing for a three phase private placement of its Common Stock to an unaffiliated purchaser (the "Purchaser"). Under the terms of the private placement, the Purchaser was to have purchased 342,000 shares of Common Stock at $14.625 per share for a total consideration of approximately $5,000,000. The Company completed the first two phases and received approximately $3,000,000. In August 2000, the Company and an assignee of Purchaser entered into an agreement as to a new schedule for the issuance of shares to such entity and payment therefor. Pursuant to this agreement, the Company agreed to issue 500,000 shares of Common Stock to Purchaser at $4.00 per share. All 500,000 shares of Common Stock have been issued in stages in consideration for payments totaling $2,000,000.

         The Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at December 31, 2000, the Company had a working capital deficiency of approximately $78,000. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The Company is discussing with a number of parties the possibility to obtain financing for the Company's business, including loans to be advanced by the Company's officers, directors and principal shareholders in the amount of approximately $450,000 as well as equity financing through independent third parties. Any such loans would be in addition to loans in the principal amount of approximately $410,000 that have been advanced by the Company's officers, directors and principal shareholders since December 31, 2000. The Company believes that the loans and additional equity, together with the anticipated income generated from its operations, will be sufficient to execute its intended business plan particularly since overheads (including director and senior management remuneration levels) have been substantially reduced. The Company is determined to do all it can to promote its growth and development by utilizing its marketing strengths and raising additional financing. Nevertheless, there can be no assurance that such financing will be obtained and, even if provided, that the Company will have sufficient funds to execute its intended business plan or generate positive operating results. If the Company is unable to find such additional financing, it may have to curtail its operations.

         The amount of additional funds that may be required and the timing thereof will depend on many factors that the Company is unable to predict, such as the amount of revenues generated from operations and the market acceptance of its products and services. The Company anticipates that any equity financing would be expected to result in dilution to the holders of the Company's Common Stock. Any debt financing obtained by the Company may include restrictive covenants limiting the Company's ability to obtain additional capital, whether through additional debt or equity financing, as well as restrictive covenants limiting the Company with respect to various operational and financial matters. In any event, there can be no assurance that additional financing, whether through sales of equity or debt, will be available on terms and conditions acceptable to the Company, if available at all. If such financing cannot be obtained, the Company would be required to reduce or postpone expenditures, particularly with respect to advertising and promotional campaigns and may be forced to curtail certain operations. Any such postponement would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern.

Item 7.  Financial Statements

         The following financial  statements of the Company are included in Item
7:


INDEPENDENT AUDITOR'S REPORT ................................................F-1

CONSOLIDATED BALANCE SHEET...................................................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS........................................F-3

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY...............................F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS........................................F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........................F-6 - F-13

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders of
Yellowbubble.com, Inc.
London, England


We have audited the accompanying consolidated balance sheet of Yellowbubble.com, Inc. and subsidiaries (the "Company") (a development stage enterprise), as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2000, the period from September 2, 1999 (inception), to December 31, 1999 and the period from September 2, 1999 (inception), to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and results of its operations and its cash flows for the year ended December 31, 2000, the period from September 2, 1999 (inception), to December 31, 1999 and the period from September 2, 1999 (inception), to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has generated insufficient operating revenue to fund its operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Hays & Company

June 8, 2001
New York, New York

                             YELLOWBUBBLE.COM, INC.
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


ASSETS
Current assets
     Cash and cash equivalents                                                  $            209,700
     Accounts receivable                                                                       2,002
     Value added tax recoverable                                                              88,117
     Due from Shareholders                                                                    14,506
     Deposits                                                                                 59,724
     Prepaid expenses                                                                        237,748
     Other current assets                                                                      6,717
                                                                                --------------------
            Total current assets                                                             618,514

Property and equipment, net                                                                  446,403

Deferred website development costs, net                                                      953,189

Customer list, net                                                                            68,349

Goodwill, net                                                                                 79,140
                                                                                --------------------

                                                                                $          2,165,595
                                                                                ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses                                      $            556,758
     Deferred subscription income                                                             44,850
     Other current liabilities                                                                88,651
     Current maturities of capitalized lease obligations                                       6,208
                                                                                --------------------
            Total current liabilities                                                        696,467

Capitalized lease obligations, net of current maturities                                      63,425
                                                                                --------------------
Commitments and contingencies  (Notes 3, 5, 6, 7 and 8)

Shareholders' equity
     Common stock, $.001 par value; 50,000,000 shares authorized;
        14,137,937 shares issued and outstanding                                              14,138
     Additional paid-in capital                                                            5,848,860
     Deficit accumulated during the development stage                                     (4,531,306)
     Accumulated other comprehensive income                                                   74,011
                                                                                --------------------
            Total shareholders' equity                                                     1,405,703
                                                                                --------------------
                                                                                $          2,165,595
                                                                                ====================


The accompanying notes are an integral part of these consolidated financial statements.

                             YELLOWBUBBLE.COM, INC.
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       Period from             Period from
                                                                                    September 2, 1999       September 2, 1999
                                                                Year ended           (inception), to         (inception), to
                                                             December 31, 2000      December 31, 1999       December 31, 2000
                                                             -----------------      -----------------       -----------------

Revenue
     Revenue                                                 $            500       $              -        $             500
     Interest income                                                   20,292                     18                   20,310
                                                             -----------------      -----------------       -----------------
                                                                       20,792                     18                   20,810

Costs and expenses
     General and administrative                                     2,136,095                242,019                2,378,114
     Legal and professional fees                                    1,325,968                      -                1,325,968
     Business development                                             472,282                      -                  472,282
     Depreciation and amortization                                    319,474                      -                  319,474
     Transfer taxes                                                    23,412                      -                   23,412
                                                             -----------------      -----------------       -----------------
                                                                    4,277,231                242,019                4,519,250
                                                             -----------------      -----------------       -----------------

Net loss                                                     $     (4,256,439)      $       (242,001)       $      (4,498,440)
                                                             =================      =================       =================

Basic net loss per share                                     $          (0.33)      $          (0.03)
                                                             =================      =================

Weighted average common shares outstanding                         12,742,307              8,163,000
                                                             =================      =================



The accompanying notes are an integral part of these consolidated financial statements.

                             YELLOWBUBBLE.COM, INC.
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY





                                                                              Deficit
                                                                            accumulated    Accumulated       Total
                                                              Additional    during the         other     shareholders'
                                           Common stock        paid-in      development   comprehensive     equity     Comprehensive
                                        Shares     Amount      capital        stage            loss        (deficit)       loss
                                      ----------  -------     ----------    -----------      -------      ----------   -------------

Balance, September 2, 1999
  (inception)                                  1  $     2     $        -    $         -      $     -      $        2

Net loss, period ended
  December 31, 1999                            -        -              -       (242,001)           -        (242,001)
                                      ----------  -------     ----------    -----------      -------      ----------
Balance, December 31, 1999                     1        2              -       (242,001)           -        (241,999)

Reverse acquisition (Note 1)
  Exchange of Yellowbubble.com
    Holdings Limited                          (1)      (2)             -              -            -              (2)
  Issuance of shares to
    Yellowbubble.com
    Holdings Limited                   8,163,000    8,163              -         (8,161)           -               2
  Outstanding common stock of
    Yellowbubble.com, Inc., net
    of shares repurchased              5,100,000    5,100              -        (24,705)           -         (19,605)

Issuance of common
  stock for cash                         705,200      705      5,000,345              -            -       5,001,050

Acquisition of Zareeba Limited           169,737      170        848,515              -            -         848,685

Foreign currency translation
  adjustment                                   -        -              -              -       74,011          74,011    $    74,011

Net loss, year ended
  December 31, 2000                            -        -              -     (4,256,439)           -      (4,256,439)    (4,256,439)
                                      ----------  -------     ----------    -----------      -------      ----------    -----------
    Total comprehensive loss                                                                                            $(4,182,428)
                                                                                                                        ===========
Balance, December 31, 2000            14,137,937  $14,138     $5,848,860    $(4,531,306)     $74,011      $1,405,703
                                      ==========  =======     ==========    ===========      =======      ==========



The accompanying notes are an integral part of these consolidated financial statements.

                             YELLOWBUBBLE.COM, INC.
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                  Period from          Period from
                                                                               September 2, 1999    September 2, 1999
                                                               Year ended       (inception) to        (inception) to
                                                            December 31,2000   December 31, 1999    December 31, 2000
                                                            ----------------   -----------------    -----------------

INCREASE (DECEASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities

Net loss                                                      $ (4,256,439)      $  (242,001)         $(4,498,440)
                                                               -----------       -----------          -----------
Adjustments to reconcile net loss to net
cash used in operating activities
   Depreciation and amortization                                   319,474                 -              319,474
   Loss on sale of property and equipment                           10,565                 -               10,565

Changes in operating assets and liabilities
    Accounts receivable                                             25,880                 -               25,880
    Value added tax recoverable                                    (88,117)                -              (88,117)
    Due from Shareholders                                          (14,506)                -              (14,506)
    Deposits                                                       (59,724)                -              (59,724)
    Prepaid expenses                                              (224,554)           (1,901)            (226,455)
    Other current assets                                            (8,469)                -               (8,469)
    Accounts payable and accrued expenses                          102,298           243,918              346,216
    Deferred subscription income                                    44,850                 -               44,850
    Other current liabilities                                      135,618                 -              135,618
                                                               -----------       -----------          -----------
      Net cash used in operating activities                     (4,013,124)               16           (4,013,108)
                                                               -----------       -----------          -----------

Cash flows from investing activities
    Purchase of property and equipment                            (465,266)                -             (465,266)
    Deferred website development costs paid                       (409,329)                -             (409,329)
    Cash acquired in Zareeba acquisition                            40,127                 -               40,127
                                                               -----------       -----------          -----------
          Net cash used in investing activities                   (834,468)                -             (834,468)

Cash flows from financing activities
    Proceeds from issuance of common stock                       5,001,050                 2            5,001,052
    Repayment of capitalized lease obligations                      (4,415)                -               (4,415)
                                                               -----------       -----------          -----------
          Net cash provided by financing activities              4,996,635                 2            4,996,637
Effect of exchange rate changes on cash                             60,639                 -               60,639
                                                               -----------       -----------          -----------
Net increase in cash and cash equivalents                          209,682                18              209,700
Cash and cash equivalents, beginning of period                          18                 -                    -
                                                               -----------       -----------          -----------
Cash and cash equivalents, end of period                      $    209,700       $        18          $   209,700
                                                              ============       ===========          ===========
Supplemental disclosure of cash flow information
       Interest paid                                          $     20,309                 -          $    20,309
                                                              ============       ===========          ===========
       Income taxes paid                                      $          -       $         -          $         -
                                                              ============       ===========          ===========



The accompanying notes are an integral part of these consolidated financial statements.

                             YELLOWBUBBLE.COM, INC.
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM
               SEPTEMBER 2, 1999 (INCEPTION) TO DECEMBER 31, 1999


1    The Company

     Organization

     Yellowbubble.com, Inc. (the "Company") was incorporated under the laws of Nevada on February 5, 1998, under the name Mall of Fame, Inc. On September 15, 1998, the Company changed its name to Famous Internet Mall, Inc. and on December 31, 1999, to Yellowbubble.com, Inc.

     Reverse acquisition and initial financing

     On March 2, 2000, in accordance with the terms of a Share Exchange Agreement dated February 16, 2000 (the "Agreement"), the Company consummated a share exchange with the shareholders of Yellowbubble.com Holdings Limited ("Holdings"), a company incorporated under the laws of England, whereby the shareholders of Holdings exchanged all of their shares in Holdings for 8,163,000 newly issued voting common shares of the Company's common stock, par value $0.001. In addition, in accordance with the Agreement, the Company purchased, from existing shareholders, 7,400,000 shares of the Company's 12,500,000 shares of outstanding common stock and returned those shares to treasury. The issuance to Holdings represented approximately 61.5% of the post-merger issued and outstanding common stock of the Company. For accounting purposes, this transaction has been treated as an acquisition of the Company by Holdings and as a re-capitalization of Holdings. The acquisition of the Company by Holdings has been recorded based on the fair value of the Company's net liabilities of approximately $20,000. The Company, prior to acquisition, was an inactive shell company. The historical financial statements prior to March 2, 2000, are those of Holdings and its wholly owned subsidiary, Yellowbubble.com Limited ("Yellowbubble"), a company incorporated under the laws of England, which was incorporated on September 2, 1999. Since this transaction is in substance a re-capitalization of Holdings and not a business combination, pro forma information is not presented. All costs associated with this transaction have been expensed.

     Under the Agreement, the Company was required to raise additional capital and on March 2, 2000 (the "Closing Date"), the Company entered into a subscription agreement (the "Subscription Agreement") with an unrelated private investor ("Purchaser"). The Purchaser agreed to purchase a total of 342,000 shares of the Company's common stock at $14.625 per share as follows:

          On the Closing Date, the Company issued to the Purchaser 102,600 shares of common stock raising a total of $1,500,525 (the "Closing Financing"). The proceeds of this private placement were deposited into escrow for the benefit of a creditor of Yellowbubble in repayment of a $473,000 bridge loan pending completion of the Share Exchange. These funds have since been released from escrow to such creditor. The balance was released to the Company and was used for working capital purposes.

          On the Closing Date, the Purchaser deposited into escrow an additional $1,500,525 in payment of the purchase of 102,600 shares of common stock. These funds were to be released to the Company provided that Yellowbubble reached certain milestones set forth in the Subscription Agreement on or before September 30, 2000 (the "Milestone Date"). These milestones related primarily to the registration of new members, implementation of Yellowbubble's marketing plan, the recruitment of additional personnel and the engagement of professional consultants. In accordance with the Subscription Agreement, these funds were released to the Company on May 24, 2000.

     Additionally, Purchaser originally agreed to pay a further $2,000,700 for the issuance of 136,800 shares of common stock by the Milestone Date if Yellowbubble reached certain additional milestones relating primarily to the registration of additional new members, the implementation of Yellowbubble's business plan and the commissioning of a consumer research program. Since the Company was approximately one week late in meeting the milestone required for the completion of the third phase (which milestone related to the registration of additional members), Purchaser did not complete the purchase of shares under the third phase. In August 2000, the Company and Purchaser reached an agreement as to a new schedule for the issuance of shares to an assignee of the Purchaser and the payment therefor. Pursuant to this agreement, the Company issued to such assignee 500,000 shares of Common Stock at $4.00 per share. Payments were made (and the appropriate number of shares were issued) as follows:

                  August 23, 2000               $650,000
                  September 15, 2000            $500,000
                  October 15, 2000              $350,000
                  November 15, 2000             $250,000
                  December 15, 2000             $250,000

     Zareeba Limited acquisition

     On July 26, 2000, the Company consummated a share exchange with the shareholders (the "Shareholders") of Zareeba Limited, a company incorporated under the laws of England ("Zareeba"). Under the terms of the Agreement dated July 26, 2000 (the "Agreement"), the Shareholders transferred to the Company all of their shares of Zareeba in consideration for the issuance of 169,737 shares of Common Stock of the Company (the "Shares"), valued at $848,685, or $5.00 per Share, and the assumption of liabilities in the amount of (pound)99,991, or approximately $151,316. This transaction has been accounted for as a purchase business combination in accordance with Accounting Principles Board Opinion No. 16, Business Combinations.

     The purchase price allocation was as follows:

              Fair value of net liabilities assumed         $     (14,665)
              Customer base                                         86,335
              In-place technology                                  690,680
              Goodwill                                              86,335
                                                            ---------------
                                                            $      848,685
                                                            ===============

     The tangible assets of Zareeba acquired principally included cash, accounts receivable, property and equipment and other assets. The liabilities of Zareeba assumed principally include accounts payable and accrued expenses. The value of the customer base was estimated based upon the current cost to acquire approximately 130,000 customers and is being amortized to operations over an estimated life of two years. The value of the in-place technology was determined by estimating the projected net cash flows related to the product, determined based upon the Company's estimates of the future revenue to be earned from the products. These cash flows were then discounted back to their net present value. The in-place technology is being amortized to operations over an estimated life of three years. The excess of purchase price over tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill and is being amortized to operations over an estimated life of five years.

     Pursuant to a Registration Rights Agreement between the Company and the Shareholders, the Company also granted to the Shareholders the right to include their Shares in any registration statement (other than in connection with a merger or other reorganization or pursuant to Form S-8) it may file within two years from the closing date of the Share Exchange. Zareeba is an Internet startup company that provides on-line discount shopping to its members through its bargain shopping channel. In addition, it allows members to advertise goods and services for free on its auction channel. Zareeba attempts to attract members by paying users for downloading and displaying advertisement bars on their browsers and for referring new members. At the date of acquisition, Zareeba had in excess of 130,000 members.

     The following unaudited pro forma information shows the results of the Company's operations presented as if the Zareeba acquisition was made at September 2, 1999 (inception). The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at that date nor is it necessarily indicative of future results of operations.


                                                                          Period from
                                                                       September 2, 1999
                                                Year ended              (inception), to
                                             December 31, 2000         December 31, 1999
                                             -----------------         -----------------

        Revenue                                $     36,257              $     10,674
                                               ============              ============

        Net Loss                               $ (4,699,310)             $   (537,151)
                                               ============              ============

        Basic net loss per share               $      (0.37)             $      (0.06)
                                               ============              ============

     Business

     The Company is a network marketing company that has a broad customer base, a scaleable business model and a sophisticated core technology. This enables the Company to provide a range of market offerings including i) a business opportunity for network marketing specialists to sell discounted products and services to both commercial and consumer markets, and ii) a software application for on-line advertisers to reach specific user groups. The Company has not yet generated any revenue from operations and is considered to be in the development stage.

2    Significant accounting policies

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Holdings, Yellowbubble, Aladin AG (inactive company) and Zareeba. All significant intercompany transactions and balances have been eliminated in consolidation.

     Cash and cash equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
     maturities when purchased of three months or less to be cash equivalents.

     Property and equipment

     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from three to four years. Expenditures for maintenance and repairs are charged to operations at the time the expense is incurred. Expenditures determined to represent additions are capitalized.

     Website development costs

     Costs incurred in the development of the core software for the Company's website infrastructure are capitalized in accordance with Statement of Position 98-1 "Accounting for the Costs of Software Developed or Obtained for Internal Use" and are amortized over the expected useful life of the developed software of three years. Costs incurred in the development of content for the Company's website and maintenance are expensed as incurred. During the year ended December 31, 2000, the Company capitalized $428,142 in costs associated with the development of its website infrastructure. In addition, the Company acquired $719,538 of capitalized website development costs in connection with the purchase of Zareeba (Note 1). The Company amortized $195,916 and $0 to operations during the year ended December 31, 2000 and the period from September 2, 1999 (inception) to December 31, 1999, respectively.

     Impairment of long-lived assets

     The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. If the carrying amounts are not expected to be recovered by undiscounted future cash flows, the assets are impaired and an impairment loss would be recorded. The amount of impairment is based on the estimated fair value of the assets determined by discounting anticipated future net cash flows. The net present value of future cash flows is based on the Company's estimates discounted at a rate commensurate with the risks involved.

     Foreign currency translation

     The functional currency for all of the Company's subsidiaries is the local currency for each subsidiary. Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income statement items are translated at average exchange rates during the period. Gains and losses resulting from the translation are recorded as a separate component of Shareholders' equity entitled

     "Accumulated other comprehensive income". Transaction gains and losses are recognized in income as incurred.

     Included in cash and cash equivalents at December 31, 2000, is $32,922 of cash and cash equivalents denominated in foreign currencies (UK pounds sterling and European Monetary Union euro).

     Income taxes

     The Company accounts for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

     Deferred income taxes are recorded to reflect both the foreign and domestic tax consequences on future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred taxes are primarily the result of depreciation differences and net operating losses. The Company has fully reserved their net deferred tax assets due to the uncertainty of their utilization.

     Revenue recognition

     The Company provides an on-line shopping community through one-year subscription agreements with its customers. Subscription income is earned ratably over the term of the agreement. The unearned portion of such income is reflected as deferred subscription income in the accompanying consolidated balance sheet.

     Basic and diluted earnings per common share

     The Company displays earnings per share in a dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The effect of the recapitalization discussed in Note 1 has been given retroactive application in the earnings per share calculation. The common shares issued and outstanding with respect to the pre-merger shareholders has been included since the effective date of the merger. The Company had no potentially dilutive securities outstanding as of December 31, 2000 or 1999. Accordingly, basic and diluted earnings per share are identical.

     Estimates

     In preparing consolidated financial statements, in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3    Basis of presentation and management's plans

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has made a substantial investment in proprietary technology development, website development and a business infrastructure. As a result, the Company has incurred losses from inception and has been inhibited from generating sufficient operating revenue to fund its expenses and at December 31, 2000, had a working capital deficiency of $77,953. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon it obtaining additional debt and/or equity financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company plans to commence operations in the second quarter of 2001 and expects operating cash flows to fund a portion of its operating expenses. The Company has also embarked on a fund raising activity to procure additional funds through debt and equity financings (Note 8). These amounts together with the planned income generation are expected to be sufficient to sustain the Company's planned growth and development, particularly since overheads have been substantially curtailed, including the directors and senior management remuneration. Any debt financing would likely include restrictive covenants limiting the Company's ability to obtain additional capital, whether through additional debt or equity financing, as well as restrictive covenants limiting the Company with respect to various operational and financial matters. There can be no assurance that additional financing, whether through debt or sales of equity will be available on terms and conditions acceptable to the Company, if at all. If financing cannot be obtained, the Company would be required to reduce or postpone expenditures and may be forced to delay its planned growth or curtail certain operations. In addition, the inability to obtain financing would cause the Company to exhaust all of its remaining capital reserves and would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern.

4    Property and equipment, net

     Property and equipment consists of the following at December 31, 2000:

                                                   Estimated
                                                  useful life
                                                  -----------
        Computer equipment                         3 years        $     311,167
        Motor vehicles                             4 years              103,845
        Furniture and fixtures                     3 years               74,705
        Office equipment                           3 years               50,314
                                                                  -------------
                                                                        540,031
        Less accumulated depreciation                                    93,628
                                                                  -------------
                                                                  $     446,403
                                                                  =============

     Motor vehicles with an original cost of $103,845 have been recorded under capitalized leases as of December 31, 2000. Depreciation expense on the motor vehicles recorded under capitalized leases was $24,656 for the year ended December 31, 2000.

5    Capitalized lease obligations

     During the year ended December 31, 2000, the Company financed its motor vehicle purchases in the form of capitalized leases. Each lease is four years in duration, bearing interest at rates ranging between 11.6% and 12.2% per annum.

     Interest expense under the capitalized lease obligations was $6,262 for the year ended December 31, 2000.

     The scheduled minimum required lease payments are as follows:

          Year ending December 31,
                   2001                                         $      14,167
                   2002                                                14,167
                   2003                                                59,378
                                                                -------------
                                                                       87,712
          Less amount representing interest                            18,079
                                                                -------------
          Present value of minimum lease payments               $      69,633
                                                                =============

6    Commitments and contingencies

     Leases

     The Company has entered into operating lease agreements for its headquarters and additional office space in London, England. The Company intends to move its headquarters to the additional office space once a suitable tenant is identified for its current headquarters. The lease agreements provide for annual rents that are subject to increase on certain anniversaries based on negotiated terms or the increase in the index of retail prices. In addition, the Company rents a flat in London, England and an office in Yorkshire, England on a month-to-month basis. Rent expense was $217,897 and $0 for the year ended December 31, 2000 and the period from September 2, 1999 (inception) to December 31, 1999.

     Approximate future minimum required lease payments are as follows:

          Year ending December 31,
               2001                                       $           89,437
               2002                                                   89,437
               2003                                                   89,437
               2004                                                   89,437
               2005                                                   84,771
          Thereafter                                                 300,785
                                                          ------------------
                                                          $          743,304
                                                          ==================

     Employment agreements

     The Company has entered into employment agreements with its key officers and directors. The agreements are for one or two years and expire in September or October 2001. Compensation paid under these agreements was $378,683 for the year ended December 31, 2000 and $51,094 for the period from September 2, 1999 (inception) to December 31, 1999.

7    Related party transactions

     During the year ended December 31, 2000, the Company paid consultancy fees of i) $13,792 to one of the Company's directors, ii) $37,890 to Professional Advisory Services, for which a director of the Company is the sole proprietor and iii) $45,644 to Corporate Advisory Partnership Limited, for which a former director of the Company is a director.

     In addition, the Company rents, on a month-to-month basis, office space in Yorkshire from a director of the Company. Rent related to the office space was $39,744 and $0 for the year ended December 31, 2000 and the period from September 2, 1999 (inception) to December 31, 1999.

8    Subsequent events

     Subsequent to December 31, 2000, certain directors of the Company have made loans to the Company aggregating approximately $410,000. The proceeds from these loans were used for working capital purposes.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The following table sets forth the name, age and position of each director and executive officer of the Company as of the date hereof.


         NAME                       Age                             PRESENT POSITION
         ----                       ---                             ----------------

David F. H. Scroggie                65          Vice  President  and a Director of the Company;  Chairman
                                                of    Yellowbubble.com    Limited;    and   Director   of
                                                Yellowbubble.com Holdings Limited.

Narinder "Shami" Dhillon            38          Director of the Company and of Yellowbubble.com  Holdings
                                                Limited,     Business     Development     Director     of
                                                Yellowbubble.com Limited.

Prashant N. Patel                   37          Director of the Company and of Yellowbubble.com  Holdings
                                                Limited;  Chief  Executive  Officer  of  Yellowbubble.com
                                                Limited.

Kornelia Coric                      34          Director of the Company and of Yellowbubble.com  Holdings
                                                Limited;  Chief  Operating  Officer  of  Yellowbubble.com
                                                Limited.

Siew S. Lee                         38          Secretary  of  the  Company,   and  of   Yellowbubble.com
                                                Holdings Limited and Yellowbubble.com Limited.

         David Scroggie has been Vice President and a Director of the Company and of Yellowbubble.com Holdings Limited since September 1999. Mr. Scroggie has been Chairman of Yellowbubble.com Limited since August 2000 and from September 1999 to August 2000, he was Deputy Chief Executive Officer and Secretary. From 1996 to September 1999, Mr. Scroggie was a director of Cambridge Corporate Management Limited, a business consultancy organization and a principal of Professional Advisor Services, a specialist financial services consultancy.

         Narinder "Shami" Dhillon has been a Director of the Company and of Yellowbubble.com Holdings Limited since September 1999. Mr. Dhillon has been Business Development Director of the Company since January 2001, and from September 1999 to January 2001, was the Chief Executive Officer of Yellowbubble.com Limited. From September 1998 to September 1999, Mr. Dhillon was a director and founder of Consumax Limited and from July 1996 to September 1998 a director and founder of Quantum Marketing International Limited.

         Prashant Naresh Patel has been a Director of the Company and of Yellowbubble.com Holdings Limited since September 1999. Mr. Patel has been Chief Executive Officer of the Company since January 2001, and from September 1999 to January 2001, was Marketing Director of Yellowbubble.com Limited. From July 1997 to October 2000, Mr. Patel was Managing Director of The Lab (Photographic Services) Limited. From July 1996 to September 1998, he was employed as head of the Marketing Department at Quantum Marketing International Limited and from September 1998 to September 1999 at Consumax Limited.

         Kornelia Coric has been a Director of the Company and Yellowbubble.com Holdings Limited and Chief Operations Director of Yellowbubble.com Limited since August 2000. From April 1997 to June 2000, Ms. Coric was Managing Director of Zepter International UK Limited. Ms. Coric was also a director of the following companies from May 1998 to June 2000: Zepter Collection France, Zepter Nordic Denmark, Zepter Finland, Zepter Norway, Zepter Japan, Zepter Australia, Scettro Italy. From March 1996 to April 1997, she was a legal consultant to Gillman-Smith & Co. Solicitors.

         Siew S. Lee has been Secretary of the Company since October 2000 and, since August 2000, of Yellowbubble.com Holdings Limited and Yellowbubble.com Limited. Mrs. Lee is a barrister and has been called to the bar since 1992.

Since August 2000, she has been employed by Yellowbubble.com Limited as Legal Manager. From August 1998 to May 2000, Mrs. Lee was Director of Legal Affairs, and from April 1997 to August 1998, Legal Manager, of Zepter International UK Limited. From March 1996 to April 1997, she was In-house barrister for Gillman-Smith & Co. Solicitors.

         There are no family  relationships  among the officers  and  directors.
There is no arrangement or understanding between the Company (or any of its directors or officers) and any other persons pursuant to which such person was or is to be selected as a director or officer, or under which any officer or director is acting or will act on behalf of or at the direction of any other person.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) reports filed. Based upon a review of the filings made, it appears that all persons subject to Section 16 complied with their reporting obligations with respect to the Company's securities.

Item 10. Executive Compensation

         All of the executive officers of the Company also serve as employees of Yellowbubble.com Holdings Limited or its affiliates. The executive officers of the Company receive no compensation directly from the Company. Some of the officers also serve as officers of other companies affiliated with the Company. Allocations have been made as to each individual's time devoted to his or her duties as an executive of the Company.

         The following table shows the cash compensation paid or earned, based on the aforementioned allocations, to the Chairman, Chief Executive Officer and other top three executive officers for services rendered in all capacities to the Company from September 1999 to December 2000:

                                                  Annual Compensation(1)
                                                  ----------------------
Name / Title                              Year         Salary           Bonus
------------                              ----         ------           -----
David F. H. Scroggie                      2000        $ 97,462         $ 13,640
Vice President                            1999           - 0 -            - 0 -

Narinder Dhillon                          2000        $128,264         $ 19,703
Business Development Director(2)          1999           - 0 -            - 0 -
(Yellowbubble.com Limited)

Prashant N. Patel                         2000        $ 58,057         $ 13,640
CEO(3) (Yellowbubble.com Limited)         1999           - 0 -            - 0 -

Joseph Lucidi (4)                         2000           - 0 -            - 0 -
                                          1999           - 0 -            - 0 -

John Meyer (5)                            2000           - 0 -            - 0 -
                                          1999           - 0 -            - 0 -
-------------------

(1) All salaries and bonuses are paid in British pounds. The dollar amounts set forth in the table are based on the average exchange rate for the year 2000 as reported by the Federal Reserve.

(2) Mr. Dhillon served as Chief Executive Officer from September 1, 1999 until January 2, 2001.

(3)  Since January 2, 2001.

(4)  Mr. Lucidi resigned as President on December 10, 1999.

(5)  Mr. Meyer was President from December 10, 1999 until March 2, 2000.

         The Company has entered into employment (service) agreements (individually, an "Agreement" and collectively, the "Agreements") with its key officers and Directors. The Agreements with Messrs. Scroggie, Dhillon and Patel expire in September 2001, September 2001 and April 2002, respectively. After such periods, each of the Agreements may be terminated upon six months' notice. The Agreement with Ms. Coric expires October 15, 2001. After such period, the Agreement may be terminated upon three months' notice. Each of the Agreements generally contains the terms of the individual's employment, including his or her salary, to wit, D. Scroggie-$90,930, N. Dhillon-$127,302, P. Patel-$90,930 and K. Coric $113,662, and the officer's benefits. Effective August 1, 2001, Messrs. Scroggie and Patel agreed to reduce their annual salaries to $63,650 each, and Mr. Dhillon agreed to reduce his annual salary to $88,650. Effective January 2, 2001, upon his resignation as CEO and his appointment as Business Development Director, Mr. Dhillon's annual salary was set at $63,650. Effective January 2, 2001, upon his appointment as CEO, Mr. Patel's annual salary was set at $89,100. In light of the Company's financial situation, Messrs. Dhillon, Patel and Scroggie have not been paid any salary since February 1, 2001. Pursuant to the terms of the Agreements, the Company may, in its absolute discretion for a limited period after notice, terminate any Agreement immediately upon the payment to the officer of a sum equivalent to his or her basic salary and the taxable value of all other benefits due under the Agreement with respect to a period equivalent to the applicable notice period.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding beneficial ownership of the Company's Common Stock as of the date of this report by all shareholders who, to the Company's knowledge, own 5% or more of the Company's

Common Stock. Beneficial ownership has been determined for purposes herein in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days.

                                                     Number of          Percent
Name and Address of Beneficial Owner                Shares Owned         Owned
------------------------------------                ------------         -----

Narinder Dhillon                                     3,941,500(1)        27.9%

David Frank Henderson Scroggie                          472,225           3.3%

Prashant Naresh Patel                                   472,225           3.3%

Kornelia Coric                                                0            -

The Continental Trust Company Limited                1,099,922(2)         7.8%

All Executive Officers and Directors as a
Group (four persons)                                 4,885,950(1)        34.6%

-----------------

(1) Does not include shares of Common Stock held by The Continental Trust Company Limited (the "Trust") as to which Mr. Dhillon may have a financial interest (at the discretion of the Trust's trustees) in the event of a sale of such shares which sale is at the sole discretion of the trustees of the Trust. Mr. Dhillon has no voting or dispositive power over said shares.

(2) Held for the benefit of a number of individuals at the discretion of the trustees of the Trust. Except as set forth in footnote 1 above, none of the beneficiaries of the Trust are affiliates of the Company.

Item 12. Certain Relationships and Related Transactions

         None that are required to be disclosed herein.

                                     PART IV

Item 13. Exhibits, List and Reports on Form 8-K

         (a)  Exhibits

Exhibit Number    Description of Exhibit
--------------    ----------------------

2. Share Exchange Agreement dated February 16, 2000 between Registrant, Yellowbubble.com Holdings Limited, Gordon Barry McFadzean, Narinder Dhillon, Prashant Naresh Patel, David Frank Henderson Scroggie, The Continental Trust Company Limited and Yellowbubble.com Limited*

3.1               Certificate of Incorporation, as amended**

3.1a              Certificate of Amendment to Certificate of Incorporation***

3.2               The Company's By-laws**

10.1 Agreement dated July 26, 2000, between Registrant, Zareeba Limited and the shareholders of Zareeba****

10.2 Registration Rights Agreement dated as of July 26, 2000 between Registrant and the shareholders of Zareeba****

10.3a Employment (Service) Agreement dated February 1, 2000 between Yellowbubble.com Limited and David Frank Henderson Scroggie


10.3b Employment (Service) Agreement dated February 1, 2000 between Yellowbubble.com Limited and Narinder Dhillon


10.3c Employment (Service) Agreement dated April 1, 2000 between Yellowbubble.com Limited and Prashant Naresh Patel


10.3d Employment (Service) Agreement dated August 16, 2000 between Yellowbubble.com Limited and Kornelia Coric


10.3e Employment (Service) Agreement dated August 18, 2000 between Yellowbubble.com Limited and Siew See Lee

-------------------

* Incorporated by reference to the Company's Current Report on Form 8-K filed on April 12, 2000.

** Incorporated by reference to the Company's Registration Statement on Form 10-SB.

*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

**** Incorporated by reference to the Company's Current Report on Form 8-K/A filed on October 11, 2000.

         (b)  Reports on Form 8-K

         On October 11, 2000, the Company filed an amendment to a Current Report on Form 8-K containing the financial statements required to be filed in connection with the acquisition of Zareeba Limited.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        YELLOWBUBBLE.COM, INC.


                                        By: /s/  David F. H. Scroggie
                                            -------------------------------
                                                 David F. H. Scroggie
                                                 Vice President

Dated:  June 12, 2001


Name                                                 Title                      Date
----                                                 -----                      ----

 /s/ Kornelia Coric                                  Director                   June 12, 2001
------------------------------------
     Kornelia Coric

 /s/ Narinder Dhillon                                Director                   June 12, 2001
------------------------------------
     Narinder Dhillon

 /s/ Prashant N. Patel                               Director                   June 12, 2001
------------------------------------
     Prashant N. Patel

 /s/ David F. H. Scroggie                            Director                   June 12, 2001
------------------------------------
     David F. H. Scroggie                            Chief Financial and
                                                     Accounting Officer