Form 10QSB
period 2001-03-31
YELLOWBUBBLE COM INC
filed 2001-06-21
CIK 1090503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         104-106 The Chambers, Chelsea Harbour, London, England SW10 0XF
                    (Address of Principal Executive Offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of June 15, 2001 the registrant had 14,137,937 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

                     YELLOWBUBBLE.COM, INC. AND SUBSIDIARIES

                        (A Development Stage Enterprise)

                          FORM 10-QSB - MARCH 31, 2001

                                      INDEX

       CONDENSED CONSOLIDATED BALANCE SHEETS
         March 31, 2001 (unaudited) and December 31, 2000 (audited)....... 1 - 2

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three months ended March 31, 2001 and 2000 and cumulative
           from September 2, 1999 (unaudited) ............................     3

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the three months ended March 31, 2001 and 2000 and cumulative from September 2, 1999 (unaudited)............................. 4 - 5

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............. 6 - 7


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......8 - 10


PART II   OTHER INFORMATION

Item 1.    Legal Proceedings..............................................     9
Item 2.    Changes in Securities and Use of Proceeds......................    10
Item 3     Defaults Upon Senior Securities................................    10
Item 4.    Submission of Matters to a Vote of Security Holders............    10
Item 5.    Other Information..............................................    10
Item 6.    Exhibits and Reports on Form 8-K...............................    10

                             YELLOWBUBBLE.COM, INC.
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          FORM 10-QSB - MARCH 31, 2001
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           March 31,    December 31,
                                                                           2001             2001
                                                                         -----------    ------------
                                                                         (Unaudited)
ASSETS

Current Assets

     Cash and Cash Equivalents                                           $    21,711     $   209,700
     Accounts Receivable                                                       1,899           2,002
     Value Added tax recoverable                                              42,415          88,117
     Deposits                                                                      -          59,724
     Prepaid Expenses                                                        227,227         237,748
     Other current assets                                                      8,260           5,706
                                                                         -----------     -----------
                      Total current assets                               $   301,512     $   602,997

Property and equipment, net                                                  384,247         446,403

Deferred website development costs, net                                      856,390         953,189

Customer list, net                                                            57,557          68,349

Goodwill, net                                                                 74,823          79,140
                                                                         -----------     -----------
                                                                         $ 1,674,529     $ 2,150,078
                                                                         ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

     Accounts payable and accrued expenses                               $   539,590     $   556,758
     Deferred subscription income                                             66,579          44,850
     Accrued wages and payroll taxes                                         115,338          37,263
     Shareholder loans                                                        56,146        (14,506)
     Other current liabilities                                                     -          50,377
     Current maturities of capitalized lease obligations                       6,009           6,208
                                                                         -----------     -----------

                   Total current liabilities                                 783,662         680,950

Capitalized lease obligations, net of current maturities                      58,571          63,425
                                                                         -----------     -----------




     The accompanying notes are an integral part of these condensed consolidated financial statements.

                             YELLOWBUBBLE.COM, INC.
                                AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)
                          FORM 10-QSB - MARCH 31, 2001
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (continued)


                                                                           March 31,    December 31,
                                                                           2001             2001
                                                                         ------------   ------------
Commitments and contingencies  (Notes 3 and 4)

Shareholders' equity

     Common stock, $.001 par value; 50,000,000 shares
     authorized; 14,137,937 shares issued and outstanding                      14,138         14,138
     Additional paid in capital                                             5,848,860      5,848,860
     Deficit accumulated during the development stage                     (5,097,480)    (4,531,306)
     Accumulated other comprehensive income                                    66,778         74,011
                                                                         -------------  -------------

                Total shareholders' equity                                    832,296      1,405,703
                                                                         -------------   ------------

                                                                         $  1,674,529   $  2,150,078
                                                                         ============   ============



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                             YELLOWBUBBLE.COM, INC.
                                AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)
                          FORM 10-QSB - MARCH 31, 2001
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                        Period from
                                                     Three months ended March 31,    September 2, 1999
                                                  --------------------------------    (inception), to
                                                        2001             2000          March 31, 2001
                                                  --------------    --------------   -----------------
Revenue
     Revenue                                      $           -     $           -    $            500
     Interest income                                        505             1,967              20,815
                                                  --------------    --------------   -----------------
                                                            505             1,967              21,315
Costs and expenses
     General and administrative                         314,748           152,159           2,692,862
     Legal and professional fees                         80,358           126,886           1,406,326
     Business development                                19,686           154,162             491,968
     Depreciation and amortization                      151,887            29,472             471,361
     Transfer taxes                                                        25,973              23,412
                                                        -
                                                  --------------    --------------   -----------------
                                                        566,679           488,652           5,085,929
                                                  --------------    --------------   -----------------

Net loss                                          $   (566,174)     $    (486,685)   $     (5,064,614)

                                                  --------------    --------------   -----------------

Basic net loss per share                          $       (0.04)    $       (0.05)
                                                  --------------    --------------

Weighted average common shares
     outstanding                                     14,137,937         9,820,971
                                                  --------------    --------------



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                             YELLOWBUBBLE.COM, INC.
                                AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)
                          FORM 10-QSB - MARCH 31, 2001
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                   Period from
                                                              Three months ended March 31,     September 2, 1999
                                                              ----------------------------       (inception), to
                                                                  2001             2000        March 31, 2001
                                                              -------------  -------------  --------------------

INCREASE (DECEASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities

      Net loss                                                $   (566,174)  $   (486,685)     $     (5,064,614)

      Adjustments to reconcile net loss to net
      cash used in operating activities
          Depreciation and amortization                            151,886         29,472               471,360
          Loss on sale of property and equipment                         -              -                10,565

      Changes in operating assets and liabilities
          Accounts receivable                                            -              -               (25,880)
          Value added tax recoverable                               42,387              -               (45,730)
          Shareholder Loans                                         71,974         10,324                57,468
          Deposits                                                  58,328              -                (1,396)
          Prepaid expenses                                          (1,759)      (134,780)             (228,214)
          Other current assets                                      (2,932)             -               (11,401)
          Accounts payable and accrued expenses                     (5,067)       254,338               341,149
          Accrued wages and payroll taxes                           82,358         43,376                82,358
          Deferred subscription income                              24,747              -                69,597
          Other current liabilities                                (49,200)             -                86,418
                                                              -------------  -------------     -----------------

             Net cash used in operating activities                (193,452)      (283,955)           (4,206,560)
                                                              -------------  -------------     -----------------

Cash flows from investing activities
      Purchase of property and equipment                                -         (83,101)             (465,266)
      Deferred website development costs paid                           -        (212,333)             (409,329)
      Cash acquired in Zareeba acquisition                              -               -                40,127
                                                              -------------  -------------     -----------------
             Net cash used in investing activities                      -        (295,434)             (834,468)

Cash flows from financing activities
      Proceeds from issuance of common stock                             -      1,500,525             5,001,052
      Repayment of capitalized lease obligations                    (1,515)             -                (5,930)
                                                              -------------  -------------     -----------------
             Net cash (used in) provided by financing               (1,515)     1,500,525             4,995,122
             activities

Effect of exchange rate changes on cash                              6,978              -                67,617
                                                              -------------  -------------     -----------------


                             YELLOWBUBBLE.COM, INC.
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          FORM 10-QSB - MARCH 31, 2001
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (continued)

                                                                                                   Period from
                                                              Three months ended March 31,     September 2, 1999
                                                              ----------------------------      (inception), to
                                                                  2001             2000          March 31, 2001
                                                              -------------  -------------     -----------------

Net (decrease) increase in cash and cash equivalents               (187,989)       921,136                21,711

                                                              -------------   ------------     -----------------
Cash and cash equivalents, beginning of period                      209,700           18                     -

Cash and cash equivalents, end of period                      $      21,711   $    921,154     $          21,711
                                                              -------------   ------------     -----------------





     The accompanying notes are an integral part of these condensed consolidated financial statements.

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

     Business

     The Company is a network marketing company that has a broad customer base, a scaleable business model and a sophisticated core technology. This enables the Company to provide a range of market offerings including (i) a business opportunity for network marketing specialists to sell discounted products and services to both commercial and consumer markets, and (ii) a software application for on-line advertisers to reach specific user groups. The Company plans to initially operate in the United Kingdom and Europe. The Company has not yet generated any revenue from operations and is considered to be in the development stage.

2    Significant accounting policies

     Interim financial information

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for a complete set of financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the December 31, 2000 consolidated financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the December 31, 2000 consolidated financial statements.

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Yellowbubble.com Holdings Limited, Yellowbubble.com Limited, Aladin AG (inactive company) and Zareeba Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

     Foreign currency translation

The functional currency for all of the Company's subsidiaries is the local currency for each subsidiary. Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at end of period exchange rates and income statement items are translated at average exchange rates during the period. Gains and losses resulting from the translation are recorded as a separate component of Shareholders' equity entitled "Accumulated other comprehensive income". Transaction gains and losses are recognized in income as incurred.

     Included in cash and cash equivalents at March 31, 2001, is $21,623 of cash and cash equivalents denominated in foreign currencies (UK pounds sterling and European Monetary Union euro).

3    Basis of presentation and management's plans

     The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has made a substantial investment in proprietary technology development, website development and a business infrastructure. As a result, the Company has incurred losses from inception and has been inhibited from generating sufficient operating revenue to fund its expenses and at March 31, 2001, had a working capital deficiency of $482,150. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon it obtaining additional debt and/or equity financing. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company commenced operations in the second quarter of 2001 and expects operating cash flows to fund a portion of its operating expenses. The Company has also embarked on a fund raising campaign to procure additional funds through debt and equity financings. These amounts together with the planned income generation are expected to be sufficient to sustain the Company's planned growth and development, particularly since overheads have been substantially curtailed, including directors and senior management remuneration. Any debt financing would likely include restrictive covenants limiting the Company's ability to obtain additional capital, whether through additional debt or equity financing, as well as restrictive covenants limiting the Company with respect to various operational and financial matters. There can be no assurance that additional financing, whether through debt or sales of equity will be available on terms and conditions acceptable to the Company, if at all. If financing cannot be obtained, the Company would be required to reduce or postpone expenditures and may be forced to delay its planned growth or curtail certain operations. In addition, the inability to obtain financing would cause the Company to exhaust all of its remaining capital reserves and would have a material adverse effect on the Company's business and results of operations and its ability to continue as a going concern.

4    Subsequent events

     Subsequent to March 31, 2001, certain of the Company's officers, directors and principal shareholders have made loans to the Company aggregating approximately $359,000. The proceeds from these loans were used for working capital purposes.

Item 2.  Management's Discussion and Analysis

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

         Results of Operations

         Revenues in the three-month period ended March 31, 2001 (the "First Quarter") were $505 in interest income, compared to $1,967 in the corresponding quarter of the previous fiscal year. Expenses for the First Quarter were $566,679 resulting in a net loss for the First Quarter of $566,174. Expenses for the First Quarter consisted primarily of $314,748 in general and administrative expenses which includes salaries, and $19,686 in business development costs consisting primarily of consulting fees and marketing expenses. In addition, the Company spent $80,358 in legal and professional fees.

         The Company's general and administrative expenses increased $162,589 compared to the same period of 2000. The increase was attributed primarily to the increase in the number of employees, office rents, and office related costs. During 2000, the Company made significant expenditures to develop its proprietary technology, website and business infrastrcuture, which was substantially completed prior to the beginning of the First Quarter. As a result, business development expenses and legal and professional fees decreased by $134,476 and $46,528, respectively, compared to the same period in the previous year. In comparison, total expenses for the corresponding quarter increased $78,027 or 16 % from the first quarter in the prior year.

         For the period from September 2, 1999 through March 31, 2001 ("Period Since Inception") revenues were $21,315 resulting in a cumulative loss for the Period Since Inception of $5,064,614.

         Liquidity and Capital Resources

         As of March 31, 2001 the Company's principal sources of liquidity consisted of cash of $21,711 and a sales tax refund due to the Company of $42,415.

         The Company's greatest cash requirements consists of salaries, and fees for information technology maintenance, Internet Service Providers and rentals. In March 2001, certain of the Company's principal shareholders sold a portion of their shares and loaned the proceeds of such sales to the Company to meet these costs.

         To date, the Company has financed its operations primarily by raising capital from equity investors.

         On June 11, 2001, the Company entered into a settlement with the English taxing authorities permitting the Company to pay delinquent payroll taxes of $88,890 in installments over a twelve month period commencing in June 2001.

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

     The Company has incurred significant losses from operations and has generated insufficient operating revenue to fund its expenses. In addition, at March 31, 2001, the Company had a working capital deficiency of $482,150. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The Company is discussing with a number of parties the possibility of obtaining financing for the Company's business, including loans to be advanced by the Company's officers, directors and principal shareholders in the amount of approximately $450,000 as well as equity financing through independent third parties. Any such loans would be in addition to loans in the principal amount of approximately $359,000 that have been advanced by the Company's officers, directors and principal shareholders since March 31, 2001. The Company believes that the loans and additional equity, together with the anticipated income generated from its operations, will be sufficient to execute its intended business plan particularly since overheads (including director and senior management remuneration levels) have been substantially reduced. The Company is determined to do all it can to promote its growth and development by utilizing its marketing strengths and raise additional financing. Nevertheless, there can be no assurance that such financing will be obtained and, even if provided, that the Company will have sufficient funds to execute its intended business plan or generate positive operating results. If the Company is unable to find such additional financing, it may have to curtail its operations.

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

                                     PART II
                                OTHER INFORMATION

         Item 1       Legal Proceedings

                      None required to be disclosed herein.

         Item 2       Changes in Securities and Use of Proceeds

                      None

         Item 3       Defaults Upon Senior Securities

                      None

         Item 4       Submission of Matters to a Vote of Security Holders

                      None

         Item 5       Other Information

                      None

         Item 6       Exhibits and Reports on Form 8-K

                      (a)    Exhibits

                             None

                      (b)    Reports on Form 8-K

                             None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

                                          YELLOWBUBBLE.COM, INC.



Date: June 20, 2001                       By: /s/ David Frank Henderson Scroggie
                                              ----------------------------------
                                                 David Frank Henderson Scroggie
                                                          Vice President